Form 10-Q
period 1995-10-31
INTERMOUNTAIN RESOURCES INC
filed 1995-12-06
CIK 320166

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended October 31, 1995

                               OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 159D0 OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to___________

Commission File No. 0-9558

                  INTERMOUNTAIN RESOURCES, INC.
     (Exact name of registrant as specified in its charter)

NV                                           84-0817164
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification No.)

P. O. Box 14100, Reno, NV                              89507
(address of principal executive offices)               (zip code)

Registrant's telephone number, including area code (702) 851-4310

                         Not Applicable
   Former name, former address, former fiscal year, if changed

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                           Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

13,700,000 shares of Common Stock, $.01 par value at October 31,
1995


INTERMOUNTAIN RESOURCES, INC.

BALANCE SHEETS (Unaudited)
_________________________________________________________________
                                         April 30,    October 31,
ASSETS:                                       1995           1995
Current asset - Cash                        43,546         52,640
Mineral Properties                          73,781         73,781
                                          --------       --------
Total Assets                               117,327        126,421

LIABILITIES AND EQUITIES:

Current liabilities                          3,914
                                          --------
Stockholders' equity:
Common stock, par value $.01 per share.
Authorized 25,000,000 shares; issued
and outstanding 13,700,000 shares          137,000        137,000
Additional paid-in capital               1,351,318      1,351,318
Accumulated deficit                    (1,374,905)    (1,361,897)
                                       -----------    -----------
     Net stockholders' equity              113,413        126,421

Total Liabilities and Equities             117,327        126,421

See accompanying notes to unaudited financial statements.

INTERMOUNTAIN RESOURCES, INC.

STATEMENTS OF OPERATIONS (Unaudited)
_________________________________________________________________
                           Three Months Ended    Six Months Ended
                           October 31,           October 31,
                           1994       1995       1994     1995
Revenues:
Mineral royalties           3,239     26,209      3,239    46,899

Expenses:
Unallocated exploration
expenses and rentals        3,640      4,318      3,640     4,318
General and
administrative              2,803     12,678      5,874    27,965
Franchise tax                          1,608                1,608
                          -------     ------     ------    ------
Total expenses              6,443     18,604      9,514    33,891
                          -------     ------     ------    ------
Net earnings (loss)       (3,204)      7,605     (6,275)   13,008

Net earnings (loss) per
share is less than $.005
per share in each period

See accompanying notes to unaudited financial statements.

INTERMOUNTAIN RESOURCES, INC.

STATEMENTS OF CASH FLOWS (Unaudited)
_________________________________________________________________
                                              Six Months Ended
                                              October 31,
                                              1994     1995
Cash provided by (used in) operating
activities:
Net earnings (loss)                         (6,275)   13,008
Reduction in current liabilities                      (3,914)
                                            -------   -------
Net cash provided by (used in) operations   (6,275)    9,094

Cash at beginning of period                  9,688    43,546
                                            -------   -------
Cash at end of period                        3,413    52,640

See accompanying notes to unaudited financial statements.

INTERMOUNTAIN RESOURCES, INC.

Notes To Unaudited Financial Statements
October 31, 1995
 _________________________________________________________________

1. The financial statements as of October 31, 1995 are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation.

2. The Company has a substantial investment in mineral properties. The existence of mineral reserves in commercial quantities on those properties has not been determined except for the Sonrisa claims.
Recovery of the investment is dependent on the discovery of minerals in commercial quantities.

3.  As disclosed in the April 30, 1994 and 1995 Forms 10-K, the U.
S. Forest Service has determined a release of hazardous substances covered under the Comprehensive Environmental Response, Compensation, and Liability Act occurred at Siskon Mine, a property which the Company once had under option. The Company has received no communication regarding this matter since the filing of the April 30, 1995 Form 10-K.

4. Reference is made to the Company's annual financial statements for the year ended April 30, 1995 for a description of its accounting policies which have continued without change. Also, refer to the footnotes to those financial statements for additional details of the Company's financial condition and results of operations. The details in those notes have not changed except as a result of normal transactions in the interim.

   MANAGEMENT ANALYSIS AND DISCUSSION OF FINANCIAL STATEMENTS

     Production royalty credits for the three months and six months ended October 31, 1994 were $30,000 and $49,000 respectively as compared to $26,000 and $47,000 for the same periods in 1995. However, except for $3,239 the 1994 amounts were applied against advance minimum royalties previously received and recognized as revenue. Production royalties are dependent on both production quantities and the price of metals. Neither factor is subject to the control of the Company. The Lessee of the claims has not provided information with respect to its future production plans.

     Unallocated exploration and rental expenses were comparable and general and administrative expenses increased by $10,000 and $22,000 for the quarter and six month period ended in 1995 principally due to salary and related payroll taxes. Franchise taxes measured by income of $1,600 were recorded during the period.

                          PART II - OTHER INFORMATION

Item #6 Exhibits and Reports on Form 8-K

     a.  Exhibits

         Exhibit 27.  Financial Data Schedule

     b.  Reports on Form 8-K

         None


                            SIGNATURE

     Pursuant to the requirements of the Securities and Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated:  December 6, 1995          INTERMOUNTAIN RESOURCES, INC.
                                   (a Nevada corporation)


                                   /s/L. W. Watson
                                   L. W. Watson, President,
                                   Treasurer, and principal
                                   accounting officer