Form 10-Q
period 1996-01-31
INTERMOUNTAIN RESOURCES INC
filed 1996-03-01
CIK 320166

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended January 31, 1996

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

13,700,000 shares of Common Stock, $.01 par value at January 31,
1996


INTERMOUNTAIN RESOURCES, INC.

BALANCE SHEETS (Unaudited)
_________________________________________________________________
                                         April 30,    January 31,
ASSETS:                                       1995           1996
Current asset - Cash                        43,546         39,950
Mineral Properties                          73,781         73,781
                                          --------       --------
Total Assets                               117,327        113,731
                                          ========       ========
LIABILITIES AND EQUITIES:

Current liabilities                          3,914
                                          --------
Stockholders' equity:
Common stock, par value $.01 per share.
Authorized 25,000,000 shares; issued
and outstanding 13,700,000 shares          137,000        137,000
Additional paid-in capital               1,351,318      1,351,318
Accumulated deficit                    (1,374,905)    (1,374,587)
                                       -----------    -----------
     Net stockholders' equity              113,413        113,731
                                       -----------    -----------
Total Liabilities and Equities             117,327        113,731
                                       ===========    ===========

See accompanying notes to unaudited financial statements.

INTERMOUNTAIN RESOURCES, INC.

STATEMENTS OF OPERATIONS (Unaudited)
_________________________________________________________________
                           Three Months Ended    Nine Months Ended
                           January 31,           January 31,
                           1995       1996       1995     1996
Revenues:
Mineral royalties          13,856     4,548     17,095    51,447
                          -------    ------     ------    ------
Expenses:
Unallocated exploration
expenses and rentals          500                 4,140     4,318
General and
administrative              3,645     16,433      9,519    44,399
Franchise tax                            804                2,412
                          -------     ------     ------    ------
Total expenses              4,145     17,237     13,659    51,129
                          -------     ------     ------    ------
Net earnings (loss)         9,711    (12,689)     3,436       318
                          =======     ======     ======    ======

Net earnings (loss) per
share is less than $.005
per share in each period

See accompanying notes to unaudited financial statements.

INTERMOUNTAIN RESOURCES, INC.

STATEMENTS OF CASH FLOWS (Unaudited)
_________________________________________________________________
                                              Nine Months Ended
                                              January 31,
                                              1995     1996
Cash provided by (used in) operating
activities:
Net earnings                                 3,436       318
Reduction in current liabilities            (1,000)   (3,914)
                                            -------   -------
Net cash provided by (used in) operations    2,436    (3,596)

Cash at beginning of period                  9,688    43,546
                                            -------   -------
Cash at end of period                       12,124    39,950
                                            =======   =======

See accompanying notes to unaudited financial statements.

INTERMOUNTAIN RESOURCES, INC.

Notes To Unaudited Financial Statements
January 31, 1996
 _________________________________________________________________

1. The financial statements as of January 31, 1996 are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual amounts may differ from those estimates.

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

   MANAGEMENT ANALYSIS AND DISCUSSION OF FINANCIAL STATEMENTS

     Production royalty credits for the three months and nine months ended January 31, 1995 were $14,000 and $63,000 respectively as compared to $5,000 and $51,000 for the same periods in 1995. However, except for $17,095 the 1995 amounts were applied against advance minimum royalties previously received and recognized as revenue. Production royalties are dependent on both production quantities and the price of metals. Neither factor is subject to the control of the Company. The Lessee of the claims has announced suspension of production at the Baltic Pit and commencement of operations at the Lamont Pit. Although the Lessee has provided no information with respect to its production plans, management expects production royalties will decline.

     Unallocated exploration and rental expenses were comparable and general and administrative expenses increased by $13,000 and $34,000 for the quarter and nine month periods ended in 1996 principally due to salary and related payroll taxes. Franchise taxes measured by income of $2,400 were recorded during the period.

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

Dated:  February 29, 1996          INTERMOUNTAIN RESOURCES, INC.
                                   (a Nevada corporation)


                                   /s/L. W. Watson
                                   L. W. Watson, President,
                                   Treasurer, and principal
                                   accounting officer