Form 10-K
period 1996-04-30
INTERMOUNTAIN RESOURCES INC
filed 1996-07-29
CIK 320166

UNITED STATES
                           SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D. C. 20549

                                        FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

                        For the fiscal year ended April 30, 1996

                              Commission file Number 0-9558

                              INTERMOUNTAIN RESOURCES, INC.
                 (Exact name of registrant as specified in its charter)

           NEVADA                                  84-0817164
(State or other jurisdiction of                (I.R.S.Employer
incorporation or organization)                Identification No.)

                           P. O. Box 51600
                        Sparks, Nevada 89435
                        (Address of principal executive offices)

Registrant's telephone number, including area code (702) 359-2884

               Securities registered pursuant to Section 12(b) of the Act:

                                          None

               Securities registered pursuant to Section 12(g) of the Act:

                              Common Stock, $.01 Par Value
                                    (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                 Yes  X          No_____

The market value of the 7,859,000 common shares held by nonaffiliates was not determinable as of June 30, 1996, because there were no bid or asked prices available.

At June 30, 1996, there were 13,700,000 common shares (the
Registrant's only class of voting stock) outstanding.

Documents incorporated by reference:  None
Page 1 of 23 pages.  There are no exhibits filed herewith.

                                         Part I
                                         ------
Item 1.  Business.

       General
       -------
       Intermountain Resources, Inc. (the "Company"), was organized under Nevada law on May 12, 1980, for the primary purpose of acquiring, developing, and if economically warranted achieving production of precious minerals, primarily silver and gold. As of this date the Company has no quantifiable ore reserves.
Because of a lack of working capital (see Items 7 and 8 herein) and because of the capital intensive nature of mining, the Company must attract funds for exploration, testing and development (if warranted) of its property interests via leases to third parties of the Company's prospects, operating agreements or the formation of joint ventures with others who agree to provide the funds required in order to earn an interest in a particular property or prospect.

       The Company's operations have been oriented toward the acquisition of possessory, leasehold, or fee simple interests in nonproducing mineral prospects. In light of the Company's limited financial resources, there are no present plans to acquire interests in additional nonproducing mineral properties.

       Recent Activities
       -----------------
       During the years from 1982 to 1988, the Company conducted a grass roots reconnaissance exploration program in portions of the Western United States. This program identified several precious metals prospects which were acquired (see Item 2). Since 1988 the Company's limited resources have precluded significant new exploration and activities have been limited to the maintenance and leasing of existing prospects. Significant amounts of exploratory work and capital would be required with respect to existing prospects before a decision to conduct mining operations could be made.

       The Company attempts to lease its exploration prospects to large companies actively engaged in exploration for, development and production of precious metals. The Company's leases generally provide for an initial cash payment to the Company with additional amounts due periodically if the lessee desires to maintain the lease prior to the commencement of production. In the event production is commenced, the Company would be entitled to production royalties of varying percentages of the "net smelter returns" as defined by the particular lease. The leases are typically subject to cancellation by the lessee upon thirty days' notice. It has been the Company's experience that a lessee usually cancels its lease shortly after completion of any contracted work commitment. At April 30, 1996, the only property under lease was the Sonrisa claim block.

       The Company's Sonrisa claims in Kern County, California, are leased to a wholly owned subsidiary of Glamis Gold Ltd. This claim group is located within the confines of an old mining district with complex and conflicting land ownership positions. (See Item 2). Glamis has announced a write-down of $1.8 million because unoxidized ore placed on the Baltic heap leach pad did not respond at the anticipated recovery rate. They have suspended mining at the Baltic Pit. Consequently, the Company expects to receive little or no additional production royalty income from this source in the near term.

       Other Matters
       -------------
       The Company anticipates that future revenues, if any, would be derived from rent or advance minimum royalty payments or production royalty payments earned as a result of leasing its mineral prospects to other entities. Various recent proposals for a Federal royalty on mineral production could result in diminution or elimination of production royalty payments which might otherwise be attainable by the Company.

       The existence of precious metals in commercial quantities is integral to the realization of value from the Company's properties. See Management's Discussion and Analysis of
Financial Condition and Results of Operations in Item 7 hereof. Hence, precious metals may be considered raw materials essential to the Company's business. However, the acquisition, exploration, development, production and sale of precious metals is subject to many factors which are outside of the Company's control. These factors include national and international economic conditions, availability of milling facilities, availability of water, the supply and price of other precious metals and the regulation of prices, production, transportation and marketing by federal, state, and local governmental authorities.

       The Company has engaged in only one industry segment, the exploration and development of mineral prospects for silver and gold. The Company has no plans to enter into any new industry segment.

       The Company's business in the areas in which it holds property is generally not seasonal in nature although operations are subject to periodic interruptions due to weather conditions.

       The Company is not dependent upon a single customer or a few customers, the loss of any one or more of whom would have an adverse effect on the Company's business.

       The exploration for, and development and production of, precious metals is subject to intense competition. The principal methods of competition in the mining industry for the acquisition of mineral leases are payment of bonus payments at the time of acquisition of leases, payment of delay rentals and advance royalties, use of differential royalty rates, and amounts of annual rental payments and stipulations requiring exploration and production commitments by the lessee. Companies with greater financial resources, larger existing staffs and labor forces, greater equipment for exploration and vast experience are in a significantly better position than the Company to compete for mineral leases and explore and develop the leases. There are many of these larger companies and the Company is at a distinct disadvantage in competing against and negotiating with such entities. There are also many small mining entities, who, because of their particular area of expertise, may have an advantage over the Company in competing for mineral leases in certain areas in which the Company has or may have an interest.

       All operations of the Company involving the exploration for, or the production of, any minerals are subject to existing laws and regulations relating to exploration procedures, employee health and safety, air quality standards, pollution of stream and fresh water sources, odor, noise, dust and other environmental protection controls adopted by federal, state, and local governmental authorities as well as the rights of adjoining property owners. Although not deemed likely by management, the Company may be required to prepare and present to federal, state or local authorities data pertaining to the effect or impact of any proposed exploration for or production of minerals upon the environment. Requirements imposed by such authorities may be costly and time consuming and could delay commencement or continuation of exploration or production operations. Such laws and regulations may require substantial increases in equipment and operating costs to the Company and delays, interruptions or termination of operations, the extent of which cannot now be predicted. This may have a substantial impact upon the capital expenditures required by the Company to deal with such problems and could substantially reduce earnings or increase losses. To date, however, the Company has not been required to expend significant funds or efforts in connection with such activities.

       Various amendments to the Mining Law of 1872 and related laws and regulations have been proposed or enacted at the Federal
level which increased the cost to hold an unpatented claim.   As
a result, the Company reduced the number of claims included in certain prospects and relinquished certain prospects in their entirety during fiscal 1994.

       Practices with respect to working capital items are not material to an understanding of the Company's business. The

Company does, however, require working capital to maintain an adequate inventory of suitable mineral prospects.

       The Company does not currently engage in any research and development activities. The Company does not own any patents, trademarks, licenses, franchises or concessions. Backlog is not material to an understanding of the Company's business. No portion of the Company's business is subject to renegotiation of profits or termination of contracts at the election of the federal government. The Company has no operations in foreign countries and no sales or revenues derived from customers in foreign countries. The Company has no full time employees.

Item 2.  Properties.

       The Company's significant property interests are as set forth below. The properties were acquired and are held because they are believed to be prospective for precious metals. See
Item 7 herein for a discussion of the Company's limited working capital which may result in the dropping of all or portions of certain prospects.

       The Company owns eleven unpatented lode claims (the Sonrisa claims) located in Kern County, California. These claims are within the confines of an old mining district. In some cases the claims overlap onto senior claims and in other instances claims junior to the claims overlap onto them. As a result of these complex land ownership positions, the Company can not provide definitive information on the net acreage of the Sonrisa claims or their relationship to the ore bodies that have been defined by the lessee of the claims.

       The Company owns twelve patented lode mining claims in the Aurora Mining District, Mineral County, Nevada. The Wildcard
Prospect consisting of five unpatented lode claims owned by the Company is also located in Mineral County.

       The Iron Point Prospect consisting of some 31 full or fractional unpatented claims owned by the Company is located in Humboldt County, Nevada.

       Four unpatented claims at the MD Prospect owned by the Company are located in Esmeralda County, Nevada.

       Substantial additional work on the prospects and outside capital would be required before the Company, a lessee, or venture partner would be in a position to proceed with a plan of development on any of the prospects other than the Sonrisa.

       Each of the prospects is burdened with overriding royalty interests (ORRI's) granted to consulting geologists instrumental in identifying and locating the prospects. The ORRI's generally provide that, in the event of commercial production from a Prospect, the geologist would be entitled to a specified "net smelter return" interest (generally 1%) in production from the Prospect.

Item 3.  Legal Proceedings.

       By letter dated March 10, 1994, the Forest Service notified the Company that the Forest Service has determined a release of hazardous substances covered under the Comprehensive
Environmental Response, Compensation, and Liability Act occurred at Siskon Mine, located on the Klamath National Forest. The Company was named as a potentially responsible party along with six other corporations or individuals. By letter dated March 31, 1994, the Company advised the Forest Service that the Company at one time had an option to lease the property and during the option period performed assessment work required by the 1872 Mining Law. However, at no time did the Company have an ownership interest (or even an interest as lessee) in either the Siskon Mine or the mining claims that covered the subject lands nor had the Company ever attempted to operate the property.

       In a letter dated May 24, 1994, the Forest Service stated, ". . . we believe it is possible a court of law could find such activities to be "operations" within the liability provisions of CERCLA 107(a)." That letter transmitted a series of questions concerning the activities of the Company and other entities and individuals with respect to the property. The Company responded to the questions of the Forest Service by letter dated July 7, 1994, and has had no further contact from the Forest Service or any of the other six named potentially responsible parties.

    The Company knows of no other pending legal proceedings or governmental investigations or proceedings to which the Company is or may be a party or of which any of its properties may be subject.

Item 4.  Submission of Matters to a Vote of Security Holders.

       No matter was submitted during the fourth quarter of the Company's fiscal year ended April 30, 1996 to a vote of shareholders, through the solicitation of proxies or otherwise.

                                         Part II
                                         -------
Item 5.  Market for the Registrant's Common Equity and Related
Stockholder Matters.

       The Company's common stock, $.01 par value, is traded sporadically in the over-the-counter market. There is no active market for the stock and so far as is known to management all trades during the last two fiscal years were at $.01 per share or less.

       The Company has not, since inception, paid dividends on its common stock, nor does the Company contemplate paying dividends in the foreseeable future. The Company intends to utilize any profits it may generate for its business operations.

       As of April 30, 1996, there were approximately 800 shareholders of record of the Company's common stock.

Item 6.  Selected Financial Data.

                                      Year Ended April 30,
Operating Summary     1992        1993       1994        1995       1996
                      ----        ----       ----        ----       ----
Total income      $ 33,000   $  49,000   $ 25,000    $ 72,293   $ 51,471
Net earnings (loss)  4,236      19,059      9,946      32,442    (12,317)
Net earnings (loss)
   per common share     --          --         --          --        --
Balance Sheet                           April 30,
Summary                1992        1993       1994        1995       1996
                       ----        ----       ----        ----       ----
Current assets   $    8,183  $   12,242  $   9,690    $ 43,546   $ 27,315
Current liabilities  30,000      15,000      2,500       3,914         --
Total assets         81,966      86,025     83,471     117,327    101,096
Total liabilities(1) 30,000      15,000      2,500       3,914         --
Equity               51,966      71,025     80,971     113,413    101,096

     (1) Consists solely of amounts due to officer except in 1995.

Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

       The following discussion should be read in conjunction with the Company's financial statements contained in Item 8 of this report.

Liquidity and Capital Resources
- -------------------------------
       At April 30, 1996, the Company had working capital of $27,000. This is not a significant amount of money. As described elsewhere herein, the Lessee of the Sonrisa claims has announced suspension of mining operations at the Baltic Pit, the principal source of the Company's royalty income. Therefore, the Company's activities will probably continue to be essentially limited to property maintenance and compliance with regulatory matters during fiscal 1997.

       Assets at April 30, 1995 and 1996 consisted of cash and deferred costs associated with nonproducing mineral properties.
The existence of mineral reserves in commercial quantities on the Company's properties has not been determined.

       Recovery of the Company's investment in mineral properties is uncertain because it is dependent on the discovery of minerals in commercial quantities.

       As described elsewhere herein (see Item 3), the Company was named a potentially responsible party along with six other corporations or individuals with respect to Siskon Mine in 1994.
To date the Company has received no information which would permit a realistic assessment of its monetary exposure, if any, as a result of this potentially material matter.

       The Company has not engaged in any transaction involving
"derivatives" nor does the Company expect to do so; thus, exposure to the volatility of these investment instruments is nonexistent.


Results of Operations
- ---------------------

General
- -------
       The Company's mining revenues (production royalties and advance minimum royalties) are erratic. Historically, the monies received in any one year have been a result of new leases signed during a year which are, in turn, a function of fluctuating industry interest in geographic areas in which the Company's prospects are located. Amounts received in any one year are not necessarily predictive of amounts (if any) which may be received in the future.

       Various amendments to the Mining Law of 1872 have been proposed in recent years. Such proposals have included Federal production royalties, changes in reclamation laws, changes in land patenting rules, etc. These proposals have caused a deterioration in the business climate for the domestic industry. As a result, the Company expects to find less interest among operating mining companies in leasing the Company's prospects.


Fiscal 1996
- ----------
       Mining revenes (derived from production royalties on the Sonrisa claims) decreased to $51,000. As noted elsewhere herein, the Lessee has announced the shutdown of the Baltic Pad.
Consequently, the Company expects production royalties, if any, in fiscal 1997 will be minimal.

       General and administrative expenses increased some $25,000 due to payment of officer's salary, related payroll taxes and the engaging of a consultant to evaluate the Lessee's commingling procedures at Sonrisa.

Fiscal 1995
- -----------
       Mining revenues (all derived from production royalties on the Sonrisa claims) increased to $72,000. This tripling of revenue over the prior year is in no way predictive of what production royalties, if any, may be in fiscal 1996.

       Unallocated exploration expense increased $2,000 principally due to the necessity of paying Federal delay rentals on the Iron
Point claims.  General and administrative expenses increased some
$20,000 due to payment of officer's salary.

Fiscal 1994
- -----------
       Mining revenues (advance minimum royalties) decreased to $25,000 representing a lease payment from the lessee of the Sonrisa claim group. No other prospects were under lease during the year.

       Unallocated exploration expense declined $10,000 because the size of some claim blocks was reduced and required Federal rentals were paid by the lessees of the Sonrisa and Iron Point prospects.

Effect of Price Changes
- -----------------------
       Inflation has not significantly affected the cost of exploring for precious metals. Prices of these commodities have fluctuated widely during the year and may continue to do so.

Item 8.  Financial Statements and Supplementary Data.

       Index to Financial Statements and Supplemental Schedules

                                                                    Page
       Financial Statements for the Years Ended                     ----
           April 30, 1996, 1995, and 1994 (unaudited):
           Balance Sheets                                            11
           Statements of Operations and Accumulated Deficit          12
           Statements of Cash Flows                                  13
           Notes to Financial Statements                             14

       The Registrant meets the requirements of Rule 3-11 of Regulation S-X for the years ended April 30, 1996, 1995, and
1994. Therefore, the financial statements for such years are not required to be audited.

INTERMOUNTAIN RESOURCES, INC.

BALANCE SHEETS
April 30, 1996 and 1995 (Unaudited)
- -----------------------------------------------------------------------------
ASSETS                                               1996        1995
                                                     ----        ----
Current asset - Cash                             $ 27,315    $ 43,546
Mineral Properties (notes 1 and 2)                 73,781      73,781
                                                  -------     -------
                                                 $101,096    $117,327
                                                  =======     =======
LIABILITIES AND
STOCKHOLDERS' EQUITY
Current liabilities:
   Due to officer                                $ --        $  1,500
   Accrued expenses                                --           2,414
                                                  -------     -------
                                                   --           3,914
                                                  -------     -------
Contingency (note 4)
Stockholders' equity:
   Common stock, par value $.01
   per share.  Authorized
   25,000,000 shares; issued
   and outstanding 13,700,000
   shares.                                       137,000     137,000
   Additional paid-in capital                  1,351,318   1,351,318
   Accumulated deficit                        (1,387,222) (1,374,905)
                                               ---------   ---------
                                                 101,096     113,413
                                               ---------   ---------
                                              $  101,096  $  117,327
                                               =========   =========
See accompanying notes to unaudited financial statements.

INTERMOUNTAIN RESOURCES, INC.

STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
For the years ended April 30, 1996, 1995, and 1994 (Unaudited)
- -----------------------------------------------------------------------------
                                            1996         1995        1994
                                            ----         ----        ----
REVENUES:
Mining royalties                         $51,471      $72,293     $25,000
                                          ------       ------      ------
EXPENSES:
Unallocated exploration                    4,318        4,140       1,835
General                                   57,058       32,497      12,515
State franchise taxes                      2,412        3,214         704
                                          ------       ------      ------
Total                                     63,788       39,851      15,054
                                          ------       ------      ------
NET INCOME (LOSS)                        (12,317)      32,442       9,946
ACCUMULATED DEFICIT:
  Beginning of year                   (1,374,905)  (1,407,347) (1,417,293)
                                       ---------    ---------   ---------
  End of year                        $(1,387,222) $(1,374,905)$(1,407,347)
                                       =========    =========   =========
NET INCOME (LOSS)
PER COMMON SHARE                     $    --      $    --     $    --
                                      ==========   ==========  ==========
WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING                           13,700,000   13,700,000  13,700,000
                                      ==========   ==========  ==========
See accompanying notes to unaudited financial statements.

INTERMOUNTAIN RESOURCES, INC.

STATEMENTS OF CASH FLOWS
For the years ended April 30, 1996, 1995, and 1994 (Unaudited)
- -----------------------------------------------------------------------------
                                        1996        1995       1994
                                        ----        ----       ----
CASH PROVIDED BY
(USED IN) OPERATING
ACTIVITIES:
Net income (loss)                    $(12,317)   $32,442      $9,946
Adjustments to reconcile
net income to net cash
provided by operating
activities:
    Increase (decrease)
    in accounts payable
    and accruals                       (3,914)     1,414     (12,500)
                                       ------     ------      ------
Net cash provided by
(used in) operating
activities                            (16,231)    33,856      (2,554)
CASH AND CASH
EQUIVALENTS -
Beginning of year                      43,546      9,690      12,244
                                       ------     ------      ------
End of year                           $27,315    $43,546      $9,690
                                       ======     ======      ======
See accompanying notes to unaudited financial statements.

INTERMOUNTAIN RESOURCES, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS
For the years ended April 30, 1996, 1995, and 1994 (Unaudited)
- -----------------------------------------------------------------------------
1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       General - The Company has a substantial investment in mineral properties. Existence of mineral reserves in commercial quantities on these properties has not been determined. Recovery of the investment is dependent on the discovery of minerals in commercial quantities.
       The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company has achieved minimal earnings or incurred operating losses for several years and has minimal working capital at April 30, 1996. These factors among others may indicate that the Company may be unable to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and, ultimately, to attain successful operations. Significant activity beyond property maintenance would be contingent on generating additional funds through sales or leases of existing mineral prospects or through production on a property currently under lease. There is no assurance that leases can be negotiated on existing prospects and production royalties to be received during fiscal 1997, if any, are expected to be minimal. Therefore, the Company's activities may continue to be essentially limited to property maintenance and compliance with regulatory matters during fiscal 1997.

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

       Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers money market funds and certificates of deposit with a maturity of three months or less to be cash equivalents.

       Mineral Properties - Acquisition and exploration costs are initially capitalized and will be, in general, amortized ratably over production or will be charged to expense upon disposition of the properties.

       Unallocated Exploration Expenses - Expenses incurred in general exploration and evaluation of properties for potential acquisition and cost of completing required assessment work as well as Federal delay rentals are charged to expense unless a property is actually acquired.

2.  MINERAL PROPERTIES

       The following tabulation shows the mineral prospect inventory of the Company and the capitalized cost associated with each prospect:

                                               1996          1995
                                               ----          ----
       Sonrisa                            $       1     $       1
       Aurora                                73,742        73,742
       Iron Point                                 1             1
       MD                                        36            36
       Wildcard                                   1             1
                                             ------        ------
       Total                                $73,781       $73,781
                                             ======        ======
       As with most natural resource prospects, the economic worth of the above assets bears no particular relationship to their recorded cost.

3.  INCOME TAXES

       The Company's operations for 1995 and 1994 resulted in net income of $32,442 and $9,946 respectively, which were offset by a net operating loss carryforward resulting in no Federal tax liability for the year.

       The Company has approximately $1,370,000 of net operating loss carryforwards which are available to offset future Federal taxable income. These carryforwards begin to expire in 1997.

4.  CONTINGENCY

       By letter dated March 10, 1994, the Forest Service notified the Company that the Forest Service has determined a release of hazardous substances covered under the Comprehensive Environmental Response, Compensation, and Liability Act occurred at Siskon Mine, located on the Klamath National Forest. The Company was named as a potentially responsible party along with six other corporations or individuals. By letter dated March 31, 1994, the Company advised the Forest Service that the Company at one time had an option to lease the property and during the option period performed assessment work required by the 1872 Mining Law. However, at no time did the Company have an ownership interest (or even an interest as lessee) in either the Siskon Mine or the mining claims that covered the subject lands nor had the Company ever attempted to operate the property.

       In a letter dated May 24, 1994, the Forest Service stated, ". . . we believe it is possible a court of law could find such activities to be "operations" within the liability provisions of CERCLA 107(a)." That letter transmitted a series of questions concerning the activities of the Company and other entities and individuals with respect to the property. The Company responded to the questions of the Forest Service by letter dated July 7, 1994, and has had no further contact from the Forest Service or any of the other six named potentially responsible parties.

 _______________________________________________________________

Item 9.  Disagreements on Accounting and Financial Disclosure.

       The Company's financial statements for each of the two most recent fiscal years are unaudited pursuant to the exemption provided by Rule 3-11 of Regulation S-X. Therefore this item is not applicable.

                             Part III
                             --------
Item 10. Directors and Executive Officers of the Registrant.

       The following table sets forth certain information with respect to the directors and executive officers of the Company:

                                         Period of
                                         Service as
                   Position(s)           an Officer
Name         Age   With the Company      or Director      Term Expires
- ----         ---   ----------------      -----------      ------------
Lewis W.
 Watson(1    54    Pres., Treas.         May, 1980 to     Next Annual
                   and Director          date             Meeting

Thomas C.
 Pool        54    Sec. and Director     May, 1980 to     Next Annual
                                         date             Meeting

Gary E.
 Butts       50    Asst. Secretary       October, 1982    Next Annual
                   and Director          to date          Meeting

Maurice O.
 Reiber(1)   65    Director              May, 1980 to     Next Annual
                                         August, 1982;    Meeting
                                         and June, 1984
                                         to date

Gerald G.
 Reiber(1)   59    Director              May, 1980 to     Next Annual
                                         August, 1982;    Meeting
                                         and June, 1984
                                         to date
(1) May be deemed a "parent" or "founder" of the Company

       All directors of the Company will hold office until the next annual meeting of shareholders and until their successors have been elected and qualified. The officers of the Company, who are elected at the annual meeting of the Board of Directors, hold office until their successors are chosen and qualified, or until their death, resignation or removal.

       There is no family relationship between or among directors and officers of the Company, except that Maurice O. Reiber and Gerald G. Reiber are brothers.

       The following are brief accounts of the business experience of each director and officer of the Company:

       Lewis W. Watson has been President, Treasurer and a director of the Company since its inception. He is a certified public accountant. Mr Watson also serves as a director of OEA, Inc., a company with a class of equity securities registered under the Securities Exchange Act of 1934. OEA, Inc. is engaged in the manufacture of automobile air bag components and also designs and manufactures explosive-actuated devices utilized in personnel escape systems in high speed aircraft, separation and release devices for space vehicles, missiles and aircraft.

       Thomas C. Pool has been a director of the Company since October, 1982. He is a registered professional engineer in the State of Colorado who has worked in various capacities in the mining industry since his graduation from Colorado School of Mines in 1968. Mr. Pool has advised the Company that Colorado does not register engineering specialties.

       Gary E. Butts has been a director of the Company since
October, 1982. He has been a consulting metallurgical engineer from 1987 to 1993 when he was employed as regional manager of minerals for Inchcape Testing Services.

       Maurice O. Reiber was employed by the City and County of Denver Building Inspection Division from 1966 to his retirement in February, 1988.

       Gerald G. Reiber was employed by Adolph Coors Company as a metal worker from 1969 until his retirement May 1, 1995.

       Other than Mr. Watson, no director of the Company serves as a director of any other company with a class of securities registered pursuant to the Securities Exchange Act of 1934 or subject to the requirements of Section 15(d) of that Act or any company registered as an investment company under the Investment Company Act of 1940.

Item 11.  Executive Compensation.

       Compensation paid to Lewis W. Watson during the three years ended April 30, 1996 is set forth in the following tabulation.

       Year          For Current Services             For Old Unpaid Contract
       1996                $40,000                              $ --
       1995                 20,000                             1,000
       1994                  5,100                            12,500

       The Company had an employment agreement with Lewis W. Watson under which Mr. Watson agreed to serve as President and Chief Executive Officer until December 31, 1986. That contract provided for an annual salary of $75,000 with an inflation cost of living adjustment. Mr. Watson voluntarily waived the cost of living adjustments and has accepted payments from time to time on the base amount based on the Company's ability to pay. The Company's liability under this agreement was fully accrued during the fiscal year ended April 30, 1987. Mr. Watson has continued to serve on a part time basis since the expiration of his contract. Services performed by the president during the three fiscal years ended in 1996 included performing or supervising required assessment work on unpatented claims; quarterly, annual and other periodic filings with Federal and state tax and regulatory authorities; and presentation of data on properties and lease negotiations with prospective lessees.

       Mr. Watson's compensation during the past three fiscal years has been based on the Company's ability to pay and is deemed by the board of directors to be reasonable for the time and effort expended by him.

       There is no line graph comparing yearly percentage changes in total shareholder return with other benchmark indices because the Company has paid no dividends during its existence and there has been no active trading market in the stock during the past five years.

       None of the officers or directors are paid any fees for attending board of directors meetings. However, all of the officers and directors are reimbursed for any out-of-pocket expenses incurred in connection with the Company's business including travel expenses.

       The Company has no retirement, pension or profit-sharing programs. However, the Company, at its discretion, may adopt one or more of such programs or may adopt health insurance or term life insurance at some time in the future.

       Other than as set forth above, no director or officer of the Company, or any 5% or more security holder or any relative or spouse of any of the foregoing persons, has had any material transactions since the beginning of the Company's last fiscal year or has any presently proposed material transactions with the Company.

Item 12.  Security Ownership of Certain Beneficial Owners and
Management.

       Set forth below is certain information as of April 30, 1996 concerning the beneficial ownership of the Company's common stock by those persons known to the Company to be the beneficial owner of more than five percent of the common stock, by its directors and by its officers and directors as a group:

                  Name, Address of
                  Beneficial Owner/      Number      Type of     % of
Title of Class    Number of Persons      of Shares   Ownership   Class
- --------------    -----------------      ---------   ---------   -----
Common Stock      Lewis W. Watson        3,233,000   Direct(1)   23.6%
$.01 par value    P. O. Box 51600
                  Sparks, NV 89435

Common Stock      Maurice O. Reiber      1,250,000   Direct(1)    9.1%
$.01 par value    5051 W. Geddes Cir.
                  Littleton, CO 80123

Common Stock      Gerald G. Reiber       1,250,000   Direct(1)    9.1%
$.01 par value    1860 24th Ave.
                  Greeley, CO 80631

Common Stock      Thomas C. Pool           108,000   Direct(1)     .8%
$.01 par value    2024 Golden Vue Dr.
                  Golden, CO 80401

Common Stock      Gary E. Butts               --
$.01 par value    8262 Ammons Circle
                  Arvada, CO 80005

Common Stock      All officers and
$.01 par value    directors as a group
                  (five persons)         5,841,000               42.6%
(1) Includes shares over which the named individual exercises sole voting and investment powers.

       The Company knows of no arrangements, including any pledge of securities, which might at a subsequent date result in a change of control of the Company.

Item 13.  Certain Relationships and Related Transactions.
       The information required by this item is contained in Item
11 above.

                                         Part IV
                                         -------
Item 14.  Exhibits, Financial Statement Schedules and Reports on
Form 8-K.

       (a) (1) Financial Statements The following financial statements of the Company are included in Part II, Item 8 of this
Report:

       Financial Statements for the Years Ended April 30, 1996,
1995, and 1994 (unaudited):
              Balance Sheets
              Statements of Operations and Accumulated Deficit
              Statements of Cash Flows
              Notes to Financial Statements

           (2) Exhibits  The following exhibits are filed herewith
pursuant to Item 601 of Regulation S-K or are incorporated by reference to previous filings:
Exhibit
Table No.   Document                                          Reference
- ---------   --------                                          ---------
  ( 3)      Articles of Incorporation and Bylaws                 (1)
  ( 4)      Instruments defining the rights of security
            holders, including indentures                        None
  ( 9)      Voting Trust Agreement                               None
  (10)      Material Contracts                                   None
  (11)      Stmt re: Computation of per share earnings           (2)
  (12)      Statement re:  Computation of ratios                 None
  (13)      Annual Report to security holders, Form 10-Q or
            quarterly report to security holders                 None
  (18)      Letter re: Changes in accounting principles          None
  (19)      Previously unfiled documents                         None
  (22)      Subsidiaries of the Registrant                       None
  (23)      Published report regarding matters submitted to
            vote of security holders                             None
  (24)      Consents of experts and counsel                      None
  (25)      Power of Attorney                                    None
  (28)      Additional exhibits                                  None
   (1)        Filed with Registration Statement No. 2-69700 (under the
              Securities Act of 1933) as Exhibits 3.1 and 3.2, respectively and incorporated herein by reference.

   (2) Not required since information is ascertainable from financial statements.
       (b) No reports on Form 8-K were filed by the Company during the three months ended April 30, 1996.
       (c)    See subitem (a) (3) above.

                                       SIGNATURES

       Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           INTERMOUNTAIN RESOURCES, INC.


July 15, 1996                              By /s/ L. W. Watson
                                           L. W. Watson, President

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Intermountain Resources, Inc. and in the capacities and on the dates indicated.

July 15, 1996                               /s/ L. W. Watson
                                            L. W. Watson, President and
                                            Director (PrincipalExecutive
                                            Officer, Principal Financial
                                            and Accounting Officer)

July 17, 1996                               /s/ Gary E. Butts
                                            Gary E. Butts, Director


July 16, 1996                               /s/ Thomas C. Pool
                                            Thomas C. Pool, Director


July 16, 1996                               /s/ Maurice O. Reiber
                                            Maurice O. Reiber, Director


July 17, 1996                               /s/ Gerald G. Reiber
                                            Gerald G. Reiber, Director