Form 10-Q
period 1996-07-31
INTERMOUNTAIN RESOURCES INC
filed 1996-09-04
CIK 320166

Form 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly period ended     July 31, 1996

                               OR

[  ]  Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the transition period from ___________to______________

Commission File No.            0-9558

                   INTERMOUNTAIN RESOURCES, INC.
     (Exact name of registrant as specified in its charter)

      Nevada                              84-0817164
(State or other jurisdiction of      (I.R.S. Employer
incorporation or organization)       Identification No.)

          P. O. Box 51600  Sparks, Nevada                 89435
    (address of principal executive offices)           (zip code)

Registrant's telephone number, including area code  (702) 359-2884

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

                       Yes   X     No_____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

13,700,000 shares of Common Stock, $.01 par value at July 31,
1996
INTERMOUNTAIN RESOURCES, INC.

BALANCE SHEETS
(Unaudited)

                                      April 30,      July 31,
ASSETS                                  1996           1996
                                        ----           ----
Current asset - Cash                   27,315         16,094
Mineral properties                     73,781         73,781
                                      -------        -------
                                      101,096         89,875
                                      =======        =======
LIABILITIES AND STOCKHOLDERS'
EQUITY

Stockholders' equity:
Common stock, par value $.01 per share.
Authorized 25,000,000 shares; issued
and outstanding 13,700,000 shares     137,000        137,000
Additional paid in capital          1,351,318      1,351,318
Accumulated deficit                (1,387,222)    (1,398,443)
                                  -----------     ----------
                                      101,096         89,875
                                  ===========     ==========
See accompanying notes to unaudited financial statements
_________________________________________________________________
INTERMOUNTAIN RESOURCES, INC.

STATEMENTS OF OPERATIONS
(Unaudited)

                                   Three Months Ended July 31,
                                         1995           1996
                                         ----           ----
Revenues - Mining royalties            20,690          1,146

General and administrative expenses    15,287         12,367
                                       ------         ------
Net earnings (loss)                     5,403        (11,221)
                                       ======        ========

Net earnings (loss) per share is less
than $.005 per share in each period.

See accompanying notes to unaudited financial statements.
- -----------------------------------------------------------------
INTERMOUNTAIN RESOURCES, INC.

STATEMENTS OF CASH FLOWS
(Unaudited)
- -----------------------------------------------------------------
                                   Three Months Ended July 31,
                                   ---------------------------
                                         1995           1996
                                         ----           ----
Cash provided by (used in) operating
activities:
   Net earnings (loss)                  5,403       (11,221)
   (Decrease) in accrued expenses      (3,914)
                                      -------       --------
   Net cash provided by (used in)
   operations                           1,489       (11,221)
Cash at beginning of period            43,546        27,315
                                       ------       -------
Cash at end of period                  45,035        16,094
                                       ======        ======

See accompanying notes to unaudited financial statements.
__________________________________________________________
INTERMOUNTAIN RESOURCES, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS
July 31, 1996
1. The financial statements as of July 31, 1996 are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation.

2. The Company has a substantial investment in mineral properties. Recovery of the investment is dependent on the discovery of minerals in commercial quantities. Existence of mineral reserves in commercial quantities on the properties has not been determined except for the Sonrisa claims. Recovery of the investment is dependent on the discovery of minerals in commercial quantities.

3. As disclosed in the April 30, 1994, 1995 and 1996 Forms 10-K, the U.S. Forest Service has determined a release of hazardous substances covered under the Comprehensive Environmental Response, Compensation, and Liability Act occurred at Siskon Mine, a property which the Company once had under option. The Company is not aware of any developments in this matter since the filing of the April 30, 1996 Form 10-K.

3. Reference is made to the Company's annual financial statements for the year ended April 30, 1996 for a description of its accounting policies which have continued without change. Also, refer to the footnotes to those financial statements for additional details of the Company's financial condition and results of operations. The details in those notes have not changed except as a result of normal transactions in the interim.

   Management Analysis and Discussion of Financial Statements
   ----------------------------------------------------------
     Production royalty income from the Sonrisa claims during the quarter ended July 31, 1996 amounted to $1,000 as compared to $20,000 in 1995. As disclosed previously, the Lessee of the Sonrisa claims has announced the shut down of the Baltic leach pad. The Company expects future production royalties, if any, from this source will be minimal. No unallocated exploration expenses were recorded during the quarter and general and administrative expenses for the quarter decreased from $15,000 to $12,000.

                            SIGNATURE

     Pursuant to the requirements of the Securities and Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated:  September 4, 1996          INTERMOUNTAIN RESOURCES, INC.
                                   (a Nevada corporation)

                                    By /s/L. W. Watson
                                    L. W. Watson, President,
                                    Treasurer, and principal
                                    accounting officer