Form 10-Q
period 1996-10-31
INTERMOUNTAIN RESOURCES INC
filed 1996-12-06
CIK 320166

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended October 31, 1996

                               OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 159D0 OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to___________

Commission File No. 0-9558

                  INTERMOUNTAIN RESOURCES, INC.
     (Exact name of registrant as specified in its charter)

    NV                                           84-0817164
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification No.)

P. O. Box 51600, Sparks, NV                              89435
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

13,700,000 shares of Common Stock, $.01 par value at October 31,
1996


INTERMOUNTAIN RESOURCES, INC.

BALANCE SHEETS (Unaudited)
_________________________________________________________________
                                         April 30,    October 31,
ASSETS:                                    1996           1996
                                           ----           ----
Current asset - Cash                        27,315         18,877
Mineral Properties                          73,781         73,781
                                          --------       --------
                                           101,096         92,658
                                          ========       ========
LIABILITIES AND EQUITIES:

Stockholders' equity:
Common stock, par value $.01 per share.
Authorized 25,000,000 shares; issued
and outstanding 13,700,000 shares          137,000        137,000
Additional paid-in capital               1,351,318      1,351,318
Accumulated deficit                     (1,387,222)    (1,395,660)
                                       -----------    -----------
                                           101,096         92,658
                                       ===========    ===========

See accompanying notes to unaudited financial statements.

INTERMOUNTAIN RESOURCES, INC.

STATEMENTS OF OPERATIONS (Unaudited)
_________________________________________________________________
                           Three Months Ended    Six Months Ended
                             October 31,           October 31,
                           1995       1996       1995     1996
                           ----       ----       ----     ----
Revenues:
Mineral royalties          26,709     17,000     46,899    18,146

Expenses:
Unallocated exploration
expenses and rentals        4,318        932      4,318       932
General and
administrative             12,678     13,285     27,965    25,652
Franchise tax               1,608                 1,608
                          -------     ------     ------    ------
Total expenses             18,604     14,217     33,891    26,584
                          -------     ------     ------    ------
Net earnings (loss)         7,605      2,783     13,008    (8,438)
                          =======     ======     ======    ======

Net earnings (loss) per
share is less than $.005
per share in each period

See accompanying notes to unaudited financial statements.

INTERMOUNTAIN RESOURCES, INC.

STATEMENTS OF CASH FLOWS (Unaudited)
_________________________________________________________________
                                            Six Months Ended
                                               October 31,
                                              1995     1996
                                              ----     ----
Cash provided by (used in) operating
activities:
Net earnings (loss)                         13,008    (8,438)
Reduction in current liabilities            (3,914)
                                            -------   -------
Net cash provided by (used in) operations    9,094    (8,438)

Cash at beginning of period                 43,546    27,315
                                            -------   -------
Cash at end of period                       52,640    18,877
                                            ======    ======

See accompanying notes to unaudited financial statements.

INTERMOUNTAIN RESOURCES, INC.

Notes To Unaudited Financial Statements
October 31, 1996
 _________________________________________________________________

1. The financial statements as of October 31, 1996 are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation.

2. The Company has a substantial investment in mineral properties. The existence of mineral reserves in commercial quantities on those properties has not been determined except for the Sonrisa claims.
Recovery of the investment is dependent on the discovery of minerals in commercial quantities.

3.  As disclosed in the April 30, 1994, 1995, and 1996 Forms 10-K, the
U. S. Forest Service has determined a release of hazardous substances covered under the Comprehensive Environmental Response, Compensation, and Liability Act occurred at Siskon Mine, a property which the Company once had under option. On November 27, 1996, the Company received a letter from the Forest Service inviting the submission by November
29, 1996 of an offer to settle the matter. The Company has requested an extension of time to January 15, 1997 to respond.

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

   MANAGEMENT ANALYSIS AND DISCUSSION OF FINANCIAL STATEMENTS

     Production royalty income from the Sonrisa claims for the three months and six months ended October 31, 1995 were $26,000 and $47,000 respectively. During the same periods in 1996, income from this source was zero and $1,000. As disclosed previously, the Lessee of the Sonrisa claims has announced the shut down of the Baltic leach pad. Consequently, future production royalties if any, from this source will be minimal. During the three months ended October 31, 1996, the Iron Point prospect was leased out for an advance minimum royalty of $17,000.

     Unallocated exploration and rental expenses declined $3,000 because the Federal lease rentals on the Iron Point prospect were paid by the lessee. General and administrative expenses were comparable for the quarter and six month periods. Franchise taxes measured by income of $1,600 were recorded during the 1995 period.

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

Dated:  December 6, 1996          INTERMOUNTAIN RESOURCES, INC.
                                   (a Nevada corporation)

                                   /s/L. W. Watson
                                   ------------------------
                                   L. W. Watson, President,
                                   Treasurer, and principal
                                   accounting officer