Form 10-Q
period 1997-01-31
INTERMOUNTAIN RESOURCES INC
filed 1997-03-06
CIK 320166

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended January 31, 1997

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

13,700,000 shares of Common Stock, $.01 par value at January 31,
1997


INTERMOUNTAIN RESOURCES, INC.

BALANCE SHEETS (Unaudited)
_________________________________________________________________
                                         April 30,    January 31,
ASSETS:                                    1996           1997
                                           ----           ----
Current asset - Cash                        27,315          5,678
Mineral Properties                          73,781         73,781
                                          --------       --------
                                           101,096         79,459
                                          ========       ========
LIABILITIES AND EQUITIES:

Stockholders' equity:
Common stock, par value $.01 per share.
Authorized 25,000,000 shares; issued
and outstanding 13,700,000 shares          137,000        137,000
Additional paid-in capital               1,351,318      1,351,318
Accumulated deficit                     (1,387,222)    (1,408,859)
                                       -----------    -----------
                                           101,096         79,459
                                       ===========    ===========

See accompanying notes to unaudited financial statements.

INTERMOUNTAIN RESOURCES, INC.

STATEMENTS OF OPERATIONS (Unaudited)
_________________________________________________________________
                           Three Months Ended    Nine Months Ended
                             January 31,           January 31,
                           1996       1997       1996     1997
                           ----       ----       ----     ----
Revenues:
Mineral royalties           4,548        -       51,447    18,146
                           ------    ------      ------    ------
Expenses:
Unallocated exploration
expenses and rentals          -          -        4,318       932
General and
administrative             16,433     13,199     44,399    38,851
Franchise tax                 804        -        2,412       -
                          -------     ------     ------    ------
Total expenses             17,237     13,199     51,129    39,783
                          -------     ------     ------    ------
Net earnings (loss)       (12,689)   (13,199)       318   (21,637)
                          =======     ======     ======    ======

Net earnings (loss) per
share is less than $.005
per share in each period

See accompanying notes to unaudited financial statements.

INTERMOUNTAIN RESOURCES, INC.

STATEMENTS OF CASH FLOWS (Unaudited)
_________________________________________________________________
                                           Nine Months Ended
                                               January 31,
                                              1996     1997
                                              ----     ----
Cash provided by (used in) operating
activities:
Net earnings (loss)                            318   (21,637)
Reduction in current liabilities            (3,914)      -
                                            -------   -------
Net cash provided by (used in) operations   (3,596)  (21,637)

Cash at beginning of period                 43,546    27,315
                                            -------   -------
Cash at end of period                       39,950     5,678
                                            ======    ======

See accompanying notes to unaudited financial statements.

INTERMOUNTAIN RESOURCES, INC.

Notes To Unaudited Financial Statements
January 31, 1997
 _________________________________________________________________

1. The financial statements as of January 31, 1997 are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation.

2. The Company has a substantial investment in mineral properties. The existence of mineral reserves in commercial quantities on those properties has not been determined except for the Sonrisa claims.
Recovery of the investment is dependent on the discovery of minerals in commercial quantities.

3.  As disclosed in the April 30, 1994, 1995, and 1996 Forms 10-K, the
U. S. Forest Service has determined a release of hazardous substances covered under the Comprehensive Environmental Response, Compensation, and Liability Act occurred at Siskon Mine, a property which the Company once had under option. On November 27, 1996, the Company received a letter from the Forest Service inviting the submission by November
29, 1996 of an offer to settle the matter. The Company requested an extension of time to January 15, 1997 to respond. By letter dated January 13, 1997, the Company denied any responsibility for the matters described by the Forest Service, and advised them that the Company has neither the technical expertise nor financial capability to conduct the response actions contemplated by them. No further substantive communi-cation has occurred with respect to the matter.

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

   MANAGEMENT ANALYSIS AND DISCUSSION OF FINANCIAL STATEMENTS

     Production royalty income from the Sonrisa claims for the three months and nine months ended January 31, 1996 were $5,000 and $51,000 respectively. During the same periods in 1997, income from this source was zero and $1,000. As disclosed previously, the Lessee of the Sonrisa claims has announced the shut down of the Baltic leach pad. Consequently, future production royalties if any, from this source will be minimal. During the three months ended October 31, 1996, the Iron Point prospect was leased out for an advance minimum royalty of $17,000.

     Unallocated exploration and rental expenses declined $3,000 because the Federal lease rentals on the Iron Point prospect were paid by the lessee. General and administrative expenses were comparable for the quarter and nine month periods. Franchise taxes measured by income of $2,400 were recorded during the 1996 period but were zero in 1997.

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

Dated:  March 6, 1997              INTERMOUNTAIN RESOURCES, INC.
                                   (a Nevada corporation)

                                   /s/L. W. Watson
                                   ------------------------
                                   L. W. Watson, President,
                                   Treasurer, and principal
                                   accounting officer