Form 10-K
period 1997-04-30
INTERMOUNTAIN RESOURCES INC
filed 1997-07-28
CIK 320166

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

                   For the fiscal year ended April 30, 1997

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

                                 Yes  X          No_____

The market value of the 7,859,000 common shares held by nonaffiliates was not determinable as of June 30, 1997, because there were no bid or asked prices available.

At June 30, 1997, there were 13,700,000 common shares (the
Registrant's only class of voting stock) outstanding.

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

       During the year ended April 30, 1997, the Company negotiated a lease of its Iron Point prospect to Newcrest Resources, Inc. The lease provides for a work commitment of at least $20,000 by the Lessee.

       The Company's Sonrisa claims in Kern County, California, are leased to a wholly owned subsidiary of Glamis Gold Ltd. This claim group is located within the confines of an old mining district with complex and conflicting land ownership positions. (See Item 2). Glamis announced a write-down of $1.8 million because unoxidized ore placed on the Baltic heap leach pad did not respond at the anticipated recovery rate. They have suspended mining at the Baltic Pit. Consequently, the Company expects to receive little or no additional production royalty income from this source in the near term.

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

       Substantial additional work on the prospects and outside capital would be required before the Company, a lessee, or venture partner would be in a position to proceed with a plan of development on any of the prospects.

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

       In a letter dated May 24, 1994, the Forest Service stated,
". . . we believe it is possible a court of law could find such activities to be "operations" within the liability provisions of CERCLA 107(a)." That letter transmitted a series of questions concerning the activities of the Company and other entities and individuals with respect to the property. The Company responded to the questions of the Forest Service by letter dated July 7, 1994. On November 27, 1996, the Company received a letter from the Forest Service inviting the submission by November 29, 1996 of an offer to settle the matter. The Company requested an extension of time to January 15, 1997 to respond. By letter dated January 13, 1997, the Company denied any responsibility for the matters described by the Forest Service, and advised them that the Company has neither the technical expertise nor financial capability to conduct the response actions contemplated by them. The Company has had no further substantive contact from the Forest Service or any of the other six named potentially responsible parties.

    The Company knows of no other pending legal proceedings or governmental investigations or proceedings to which the Company is or may be a party or of which any of its properties may be subject.

Item 4.  Submission of Matters to a Vote of Security Holders.

       No matter was submitted during the fourth quarter of the Company's fiscal year ended April 30, 1997 to a vote of shareholders, through the solicitation of proxies or otherwise.

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

       As of April 30, 1997, there were approximately 800 shareholders of record of the Company's common stock.

Item 6.  Selected Financial Data.

                                      Year Ended April 30,
Operating Summary     1993        1994       1995        1996       1997
                      ----        ----       ----        ----       ----
Total income      $ 49,000   $  25,000   $ 72,293    $ 51,471   $ 18,146
Net earnings (loss) 19,059       9,946     32,442     (12,317)   (24,709)
Net earnings (loss)
   per common share     --          --         --          --        --
Balance Sheet                           April 30,
Summary                1993        1994       1995        1996       1997
                       ----        ----       ----        ----       ----
Current assets   $   12,242  $    9,690  $  43,546    $ 27,315   $  2,606
Current liabilities  15,000       2,500      3,914          --         --
Total assets         86,025      83,471    117,327     101,096     76,387
Total liabilities(1) 15,000       2,500      3,914          --         --
Equity               71,025      80,971    113,413     101,096     76,387

     (1) Consists solely of amounts due to officer except in 1995.

Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

       The following discussion should be read in conjunction with the Company's financial statements contained in Item 8 of this report.

Liquidity and Capital Resources
-------------------------------
       At April 30, 1997, the Company had working capital of $2,600. This is not a significant amount of money. As described elsewhere herein, the Lessee of the Sonrisa claims has announced suspension of mining operations at the Baltic Pit, the principal source of the Company's royalty income. Therefore, the Company's activities will probably continue to be essentially limited to property maintenance and compliance with regulatory matters during fiscal 1998.

       Assets at April 30, 1996 and 1997 consisted of cash and deferred costs associated with nonproducing mineral properties.
The existence of mineral reserves in commercial quantities on the Company's properties has not been determined.

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


Results of Operations
---------------------

General
-------
       The Company's mining revenues (production royalties and advance minimum royalties) are erratic. Historically, the monies received in any one year have been a result of new leases signed during a year which are, in turn, a function of fluctuating industry interest in geographic areas in which the Company's prospects are located. Amounts received in any one year are not necessarily predictive of amounts (if any) which may be received in the future.

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

Fiscal 1997
-----------
       Mining revenues decreased to $18,000 of which $17,000 was an advance minimum royalty payment derived from a lease of the Iron Point prospect. As noted elsewhere herein, the Lessee of the Sonrisa claims has suspended commercial production from that property.

       Unallocated exploration expenses decreased $3,000 because the Lessee of the Iron Point prospect paid the Federal delay rentals on those claims. General and administrative expenses decreased $14,000 due to reductions in officer's salary, related payroll taxes, and consulting fee expense.

Fiscal 1996
----------
       Mining revenues (derived from production royalties on the Sonrisa claims) decreased to $51,000. As noted elsewhere herein, the Lessee has announced the shutdown of the Baltic Pad.
Consequently, the Company expects production royalties, if any, in fiscal 1997 will be minimal.

       General and administrative expenses increased some $25,000 due to payment of officer's salary, related payroll taxes and the engaging of a consultant to evaluate the Lessee's commingling procedures at Sonrisa.

Fiscal 1995
-----------
       Mining revenues (all derived from production royalties on the Sonrisa claims) increased to $72,000. This tripling of revenue over the prior year is in no way predictive of what production royalties, if any, may be in fiscal 1996.

       Unallocated exploration expense increased $2,000 principally due to the necessity of paying Federal delay rentals on the Iron
Point claims.  General and administrative expenses increased some
$20,000 due to payment of officer's salary.

Effect of Price Changes
-----------------------
       Inflation has not significantly affected the cost of exploring for precious metals. Prices of these commodities have fluctuated widely during the year and may continue to do so.

Item 8.  Financial Statements and Supplementary Data.

       Index to Financial Statements and Supplemental Schedules

                                                                    Page
       Financial Statements for the Years Ended                     ----
           April 30, 1997, 1996, and 1995 (unaudited):
           Balance Sheets                                            11
           Statements of Operations and Accumulated Deficit          12
           Statements of Cash Flows                                  13
           Notes to Financial Statements                             14

       The Registrant meets the requirements of Rule 3-11 of Regulation S-X for the years ended April 30, 1997, 1996, and
1995. Therefore, the financial statements for such years are not required to be audited.

INTERMOUNTAIN RESOURCES, INC.

BALANCE SHEETS
April 30, 1997 and 1996 (Unaudited)
-----------------------------------------------------------------------------
ASSETS                                               1997        1996
                                                     ----        ----
Current asset - Cash                             $  2,606    $ 27,315
Mineral Properties (notes 1 and 2)                 73,781      73,781
                                                  -------     -------
                                                 $ 76,387    $101,096
                                                  =======     =======
LIABILITIES AND
STOCKHOLDERS' EQUITY
Current liabilities                              $     --    $     --
                                                  -------     -------
Contingency (note 4)
Stockholders' equity:
   Common stock, par value $.01
   per share.  Authorized
   25,000,000 shares; issued
   and outstanding 13,700,000
   shares.                                       137,000     137,000
   Additional paid-in capital                  1,351,318   1,351,318
   Accumulated deficit                        (1,411,931) (1,387,222)
                                               ---------   ---------
                                                  76,387     101,096
                                               ---------   ---------
                                              $   76,387  $  101,096
                                               =========   =========
See accompanying notes to unaudited financial statements.

INTERMOUNTAIN RESOURCES, INC.

STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
For the years ended April 30, 1997, 1996, and 1995 (Unaudited)
-----------------------------------------------------------------------------
                                            1997         1996        1995
                                            ----         ----        ----
REVENUES:
Mining royalties                         $18,146      $51,471     $72,293
                                          ------       ------      ------
EXPENSES:
Unallocated exploration                      932        4,318       4,140
General                                   42,735       57,058      32,497
State franchise taxes                       (812)       2,412       3,214
                                          ------       ------      ------
Total                                     42,855       63,788      39,851
                                          ------       ------      ------
NET INCOME (LOSS)                        (24,709)     (12,317)     32,442
ACCUMULATED DEFICIT:
  Beginning of year                   (1,387,222)  (1,374,905) (1,407,347)
                                       ---------    ---------   ---------
  End of year                        $(1,411,931) $(1,387,222)$(1,374,905)
                                       =========    =========   =========
NET INCOME (LOSS)
PER COMMON SHARE                     $    --      $    --     $    --
                                      ==========   ==========  ==========
WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING                           13,700,000   13,700,000  13,700,000
                                      ==========   ==========  ==========
See accompanying notes to unaudited financial statements.

INTERMOUNTAIN RESOURCES, INC.

STATEMENTS OF CASH FLOWS
For the years ended April 30, 1997, 1996, and 1995 (Unaudited)
-----------------------------------------------------------------------------
                                        1997        1996       1995
                                        ----        ----       ----
CASH PROVIDED BY
(USED IN) OPERATING
ACTIVITIES:
Net income (loss)                    $(24,709)  $(12,317)    $32,442
Adjustments to reconcile
net income to net cash
provided by operating
activities:
    Increase (decrease)
    in accounts payable
    and accruals                           --     (3,914)      1,414
                                       ------     ------      ------
Net cash provided by
(used in) operating
activities                            (24,709)   (16,231)     33,856
CASH AND CASH
EQUIVALENTS -
Beginning of year                      27,315     43,546       9,690
                                       ------     ------      ------
End of year                           $ 2,606    $27,315     $43,546
                                       ======     ======      ======
See accompanying notes to unaudited financial statements.

INTERMOUNTAIN RESOURCES, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS
For the years ended April 30, 1997, 1996, and 1995 (Unaudited)
-----------------------------------------------------------------------------
1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       General - The Company has a substantial investment in mineral properties. Existence of mineral reserves in commercial quantities on these properties has not been determined. Recovery of the investment is dependent on the discovery of minerals in commercial quantities.
       The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company has achieved minimal earnings or incurred operating losses for several years and has minimal working capital at April 30, 1997. These factors among others may indicate that the Company may be unable to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and, ultimately, to attain successful operations. Significant activity beyond property maintenance would be contingent on generating additional funds through sales or leases of existing mineral prospects or through production on a property currently under lease. There is no assurance that leases can be negotiated on existing prospects and production royalties to be received during fiscal 1998, if any, are expected to be minimal. Therefore, the Company's activities may continue to be essentially limited to property maintenance and compliance with regulatory matters during fiscal 1998.

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

3.  INCOME TAXES

       The Company's operations for 1995 resulted in net income of $32,442 which was offset by a net operating loss carry-forward resulting in no Federal tax liability for the year.

       The Company has approximately $1,365,000 of net operating loss carryforwards which are available to offset future Federal taxable income of which $167,000 will expire in 1998.

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

       In a letter dated May 24, 1994, the Forest Service stated, ". . . we believe it is possible a court of law could find such activities to be "operations" within the liability provisions of CERCLA 107(a)." That letter transmitted a series of questions concerning the activities of the Company and other entities and individuals with respect to the property. The Company responded to the questions of the Forest Service by letter dated July 7, 1994. On November 27, 1996, the Company received a letter from the Forest Service inviting the submission by November 29, 1996 of an offer to settle the matter. The Company requested an extension of time to January 15, 1997 to respond.
       By letter dated January 13, 1997, the Company denied any responsibility for the matters described by the Forest Service, and advised them that the Company has neither the technical expertise nor financial capability to conduct the response actions contemplated by them. The Company has had no further substantive contact from the Forest Service or any of the other six named potentially responsible parties.

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

                             Part III
                             --------
Item 10. Directors and Executive Officers of the Registrant.

       The following table sets forth certain information with respect to the directors and executive officers of the Company:

                                         Period of
                                         Service as
                   Position(s)           an Officer
Name         Age   With the Company      or Director      Term Expires
----         ---   ----------------      -----------      ------------
Lewis W.
 Watson(1)   55    Pres., Treas.         May, 1980 to     Next Annual
                   and Director          date             Meeting

Thomas C.
 Pool        55    Sec. and Director     May, 1980 to     Next Annual
                                         date             Meeting

Maurice O.
 Reiber(1)   66    Director              May, 1980 to     Next Annual
                                         August, 1982;    Meeting
                                         and June, 1984
                                         to date

Gerald G.
 Reiber(1)   60    Director              May, 1980 to     Next Annual
                                         August, 1982;    Meeting
                                         and June, 1984
                                         to date

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

       Gary E. Butts was a director of the Company from October, 1982 until his resignation September 4, 1996. Mr Butts advised the Company his resignation was due to a review by his employer of the external business relationships of its senior management which might give rise to conflicts of interest.

Item 11.  Executive Compensation.

       Compensation paid to Lewis W. Watson during the three years ended April 30, 1997 is set forth in the following tabulation.

       Year          For Current Services             For Old Unpaid Contract
       ----          --------------------             -----------------------
       1997                $30,000                            $   --
       1996                 40,000                                --
       1995                 20,000                             1,000

       The Company had an employment agreement with Lewis W. Watson under which Mr. Watson agreed to serve as President and Chief Executive Officer until December 31, 1986. That contract provided for an annual salary of $75,000 with an inflation cost of living adjustment. Mr. Watson voluntarily waived the cost of living adjustments and has accepted payments from time to time on the base amount based on the Company's ability to pay. The Company's liability under this agreement was fully accrued during the fiscal year ended April 30, 1987. Mr. Watson has continued to serve on a part time basis since the expiration of his contract. Services performed by the president during the three fiscal years ended in 1997 included performing or supervising required assessment work on unpatented claims; quarterly, annual and other periodic filings with Federal and state tax and regulatory authorities; and presentation of data on properties and lease negotiations with prospective lessees.

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

Item 12.  Security Ownership of Certain Beneficial Owners and
Management.

       Set forth below is certain information as of April 30, 1997 concerning the beneficial ownership of the Company's common stock by those persons known to the Company to be the beneficial owner of more than five percent of the common stock, by its directors and by its officers and directors as a group:

                  Name, Address of
                  Beneficial Owner/      Number      Type of     % of
Title of Class    Number of Persons      of Shares   Ownership   Class
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

                                         Part IV
                                         -------
Item 14.  Exhibits, Financial Statement Schedules and Reports on
Form 8-K.

       (a) (1) Financial Statements The following financial statements of the Company are included in Part II, Item 8 of this
Report:

       Financial Statements for the Years Ended April 30, 1997,
1996, and 1995 (unaudited):
              Balance Sheets
              Statements of Operations and Accumulated Deficit
              Statements of Cash Flows
              Notes to Financial Statements

           (2) Exhibits  The following exhibits are filed herewith
pursuant to Item 601 of Regulation S-K or are incorporated by reference to previous filings:
Exhibit
Table No.   Document                                          Reference
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

   (2) Not required since information is ascertainable from financial statements.
       (b) No reports on Form 8-K were filed by the Company during the three months ended April 30, 1997.
       (c)    See subitem (a) (3) above.

                                       SIGNATURES

       Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           INTERMOUNTAIN RESOURCES, INC.


July 25, 1997                              By/s/ L. W. Watson
                                           L. W. Watson, President

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Intermountain Resources, Inc. and in the capacities and on the dates indicated.

July 25, 1997                               /s/ L. W. Watson
                                            L. W. Watson, President and
                                            Director (PrincipalExecutive
                                            Officer, Principal Financial
                                            and Accounting Officer)

July 25, 1997                               /s/ Thomas C. Pool
                                            Thomas C. Pool, Director


July 25, 1997                               /s/ Maurice O. Reiber
                                            Maurice O. Reiber, Director


July 25, 1997                               /s/ Gerald G. Reiber
                                            Gerald G. Reiber, Director