Form 10-Q
period 1997-07-31
INTERMOUNTAIN RESOURCES INC
filed 1997-09-10
CIK 320166

Form 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly period ended     July 31, 1997

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

13,700,000 shares of Common Stock, $.01 par value at July 31,
1997

INTERMOUNTAIN RESOURCES, INC.

BALANCE SHEETS
(Unaudited)

                                      April 30,      July 31,
ASSETS                                  1997           1997
                                        ----           ----
Current asset - Cash                    2,606            927
Mineral properties                     73,781         73,781
                                      -------        -------
                                       76,387         74,708
                                      =======        =======
LIABILITIES AND STOCKHOLDERS'
EQUITY

Accrued expenses                         -            10,765
                                      -------        -------

Stockholders' equity:
Common stock, par value $.01 per share.
Authorized 25,000,000 shares; issued
and outstanding 13,700,000 shares     137,000        137,000
Additional paid in capital          1,351,318      1,351,318
Accumulated deficit                (1,411,931)    (1,424,375)
                                  -----------     ----------
                                       76,387         63,943
                                  -----------     ----------
                                       76,387         74,708
                                  ===========     ==========
See accompanying notes to unaudited financial statements
_________________________________________________________________

INTERMOUNTAIN RESOURCES, INC.

STATEMENTS OF OPERATIONS
(Unaudited)

                                   Three Months Ended July 31,
                                         1996           1997
                                         ----           ----
Revenues - Mining royalties             1,146            -

General and administrative expenses    12,367         12,444
                                      --------       --------
Net earnings (loss)                   (11,221)       (12,444)
                                      ========       ========

Net earnings (loss) per share is less
than $.005 per share in each period.

See accompanying notes to unaudited financial statements.
- -----------------------------------------------------------------

INTERMOUNTAIN RESOURCES, INC.

STATEMENTS OF CASH FLOWS
(Unaudited)
- -----------------------------------------------------------------
                                   Three Months Ended July 31,
                                   ---------------------------
                                         1996           1997
                                         ----           ----
Cash provided by (used in) operating
activities:
   Net earnings (loss)                (11,221)      (12,444)
   Increase in accrued expenses          -           10,765
                                      -------       --------
   Net cash provided by (used in)
   operations                         (11,221)      ( 1,679)
Cash at beginning of period            27,315         2,606
                                       ------       -------
Cash at end of period                  16,094           927
                                       ======        ======

See accompanying notes to unaudited financial statements.
__________________________________________________________

INTERMOUNTAIN RESOURCES, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS
July 31, 1997
1. The financial statements as of July 31, 1997 are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation.

2. The Company has a substantial investment in mineral properties. Recovery of the investment is dependent on the discovery of minerals in commercial quantities. Existence of mineral reserves in commercial quantities on the properties has not been determined except for the Sonrisa claims. Recovery of the investment is dependent on the discovery of minerals in commercial quantities.

3. As disclosed in the April 30, 1994, 1995, 1996 and 1997 Form 10-K, the U.S. Forest Service has determined a release of hazardous substances covered under the Comprehensive Environmental Response, Compensation, and Liability Act occurred at Siskon Mine, a property which the Company once had under option. The Company is not aware of any developments in this matter since the filing of the April
30, 1997 Form 10-K.

3. Reference is made to the Company's annual financial statements for the year ended April 30, 1997 for a description of its accounting policies which have continued without change. Also, refer to the footnotes to those financial statements for additional details of the Company's financial condition and results of operations. The details in those notes have not changed except as a result of normal transactions in the interim.

   Management Analysis and Discussion of Financial Statements
   ----------------------------------------------------------
     Production royalty income from the Sonrisa claims during the quarter ended July 31, 1997 amounted to zero as compared to $1,000 in 1996. As disclosed previously, the Lessee of the Sonrisa claims has shut down operations at the Baltic Pit.
The Company expects future production royalties, if any, from this source will be minimal. No unallocated exploration expenses were recorded during the quarter and general and administrative expenses for the quarter were comparable to those of the prior year.

                            SIGNATURE

     Pursuant to the requirements of the Securities and Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated:  September 10, 1997          INTERMOUNTAIN RESOURCES, INC.
                                   (a Nevada corporation)

                                    By /s/L. W. Watson
                                    L. W. Watson, President,
                                    Treasurer, and principal
                                    accounting officer