Form 10-Q
period 1997-10-31
INTERMOUNTAIN RESOURCES INC
filed 1997-12-05
CIK 320166

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended October 31, 1997

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

13,700,000 shares of Common Stock, $.01 par value at October 31,
1997


INTERMOUNTAIN RESOURCES, INC.

BALANCE SHEETS (Unaudited)
_________________________________________________________________
                                         April 30,    October 31,
ASSETS:                                    1997           1997
                                           ----           ----
Current asset - Cash                         2,606          4,627
Mineral Properties                          73,781         73,781
                                          --------       --------
                                            76,387         78,408
                                          ========       ========
LIABILITIES AND EQUITIES:

Accrued expenses                              -            10,765

Stockholders' equity:
Common stock, par value $.01 per share.
Authorized 25,000,000 shares; issued
and outstanding 13,700,000 shares          137,000        137,000
Additional paid-in capital               1,351,318      1,351,318
Accumulated deficit                     (1,411,931)    (1,420,675)
                                       -----------    -----------
                                            76,387         67,643
                                       -----------    -----------
                                            76,387         78,408
                                       ===========    ===========

See accompanying notes to unaudited financial statements.

INTERMOUNTAIN RESOURCES, INC.

STATEMENTS OF OPERATIONS (Unaudited)
_________________________________________________________________
                           Three Months Ended    Six Months Ended
                             October 31,           October 31,
                           1996       1997       1996     1997
                           ----       ----       ----     ----
Revenues:
Advance royalties          17,000     20,000     18,146    20,000

Expenses:
Unallocated exploration
expenses and rentals          932      1,150        932     1,150
General and
administrative             13,285     15,150     25,652    27,594
                          -------     ------     ------    ------
Total expenses             14,217     16,300     26,584    28,744
                          -------     ------     ------    ------
Net earnings (loss)         2,783      3,700     (8,438)   (8,744)
                          =======     ======     ======    ======

Net earnings (loss) per
share is less than $.005
per share in each period

See accompanying notes to unaudited financial statements.

INTERMOUNTAIN RESOURCES, INC.

STATEMENTS OF CASH FLOWS (Unaudited)
_________________________________________________________________
                                            Six Months Ended
                                               October 31,
                                              1996     1997
                                              ----     ----
Cash provided by (used in) operating
activities:
Net earnings (loss)                         (8,438)   (8,744)
Increase in current liabilities                -      10,765
                                            -------   -------
Net cash provided by (used in) operations   (8,438)    2,021

Cash at beginning of period                 27,315     2,606
                                            -------   -------
Cash at end of period                       18,877     4,627
                                            ======    ======

See accompanying notes to unaudited financial statements.

INTERMOUNTAIN RESOURCES, INC.

Notes To Unaudited Financial Statements
October 31, 1997
 _________________________________________________________________

1. The financial statements as of October 31, 1997 are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation.

2. The Company has a substantial investment in mineral properties. The existence of mineral reserves in commercial quantities on those properties has not been determined. Recovery of the investment is dependent on the discovery of minerals in commercial quantities.

3. As disclosed in the April 30, 1994, 1995, 1996, and 1997 Forms 10-K, the U. S. Forest Service has determined a release of hazardous substances covered under the Comprehensive Environmental Response, Compensation, and Liability Act occurred at Siskon Mine, a property which the Company once had under option. The Company is not aware of any developments in this matter since the filing of the April 30, 1997 Form 10-K.

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

5. Subsequent event: On November 18, 1997 the Company sold all of its interest in the Sonrisa claims for $150,000. After transaction costs and income taxes, the gain on this transaction is expected to approximate $130-135,000 or approximately $.01 per share.

   MANAGEMENT ANALYSIS AND DISCUSSION OF FINANCIAL STATEMENTS

     Production royalty income from the Sonrisa claims for the three months and six months ended October 31, 1996 were zero and $1,000 respectively. During the same periods in 1997, income from this source was zero. Subsequent to the end of the quarter, the Company sold these claims for $150,000. The Company does not anticipate any similar transaction on any of its other properties in the foreseeable future.

During the three months ended October 31, 1996, the Iron Point prospect was leased for an advance minimum royalty of $17,000; the lease was extended for an additional year during the quarter ended October 31, 1997 resulting in $20,000 of advance minimum royalty income.

     Unallocated exploration and rental expenses were comparable for the quarters and six-month periods ending October 31 each year. General and administrative expenses were slightly higher during the current year due primarily to legal expenses incurred in respect to the sale of the Sonrisa claims mentioned above.

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

Dated:  December 5, 1997          INTERMOUNTAIN RESOURCES, INC.
                                   (a Nevada corporation)

                                   /s/L. W. Watson
                                   ------------------------
                                   L. W. Watson, President,
                                   Treasurer, and principal
                                   accounting officer