Form 10-Q
period 1998-01-31
INTERMOUNTAIN RESOURCES INC
filed 1998-03-12
CIK 320166

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended January 31, 1998

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

13,700,000 shares of Common Stock, $.01 par value at January 31,
1998


INTERMOUNTAIN RESOURCES, INC.

BALANCE SHEETS (Unaudited)
_________________________________________________________________
                                         April 30,    January 31,
ASSETS:                                    1997           1998
                                           ----           ----
Current asset - Cash                         2,606        127,904
Mineral Properties                          73,781          6,038
                                          --------       --------
                                            76,387        133,942
                                          ========       ========
LIABILITIES AND EQUITIES:

Current liabilities--accrued expenses          -           10,000
                                          --------       --------
Stockholders' equity:
Common stock, par value $.01 per share.
Authorized 25,000,000 shares; issued
and outstanding 13,700,000 shares          137,000        137,000
Additional paid-in capital               1,351,318      1,351,318
Accumulated deficit                     (1,411,931)    (1,364,376)
                                       -----------    -----------
                                            76,387        123,942
                                       -----------    -----------
                                            76,387        133,942
                                       ===========    ===========

See accompanying notes to unaudited financial statements.

INTERMOUNTAIN RESOURCES, INC.

STATEMENTS OF OPERATIONS (Unaudited)
_________________________________________________________________
                           Three Months Ended    Nine Months Ended
                             January 31,           January 31,
                           1997       1998       1997     1998
                           ----       ----       ----     ----
Revenues:
Sale of mineral property     -       150,000       -      150,000
Mineral royalties            -          -        18,146    20,000
                           ------    -------     ------   -------
                             -       150,000     18,146   170,000
                           ------    -------     ------   -------
Expenses:
Unallocated exploration
   expenses and rentals      -          -           932     1,150
Amortization and
   property abandonment      -        67,743       -       67,743
General and
   administrative          13,199     15,958     38,851    43,552
Franchise tax                -        10,000       -       10,000
                          -------     ------     ------   -------
Total expenses             13,199     93,701     39,783   122,445
                          -------     ------     ------   -------
Net earnings (loss)       (13,199)    56,299    (21,637)   47,555
                          =======     ======     ======    ======

Net earnings (loss) per
share is less than $.005
per share in each period

See accompanying notes to unaudited financial statements.

INTERMOUNTAIN RESOURCES, INC.

STATEMENTS OF CASH FLOWS (Unaudited)
_________________________________________________________________
                                           Nine Months Ended
                                               January 31,
                                              1997     1998
                                              ----     ----
Cash provided by (used in) operating
activities:
Net earnings (loss)                        (21,637)   47,555
Increase in current liabilities               -       10,000
Amortization and property abandonment         -       67,743
                                            -------  -------
Net cash provided by (used in) operations  (21,637)  125,298

Cash at beginning of period                 27,315     2,606
                                            -------  -------
Cash at end of period                        5,678   127,904
                                            ======   =======

See accompanying notes to unaudited financial statements.

INTERMOUNTAIN RESOURCES, INC.

Notes To Unaudited Financial Statements
January 31, 1998
 _________________________________________________________________

1. The financial statements as of January 31, 1998 are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation.

2. The decline in gold prices to the $300 per ounce range prompted the Company to write down the carrying value of its patented claim block in the Aurora Mining District to $6,000 (assessed value for property tax purposes) during the quarter ended January 31, 1998.

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

   MANAGEMENT ANALYSIS AND DISCUSSION OF FINANCIAL STATEMENTS

     Production royalty income from the Sonrisa claims for the three months and nine months ended January 31, 1997 were zero and $1,000 respectively. The Lessee of the Sonrisa claims had shut down the Baltic leach pad, making future production royalties from this source unlikely. Consequently, on November 18, 1997, the Company sold all of its interest in the Sonrisa claims for $150,000. After transaction costs and income taxes, the gain on this transaction approximated $130,000 or about $.01 per share. The Company has no other property which might give rise to any similar transaction in the foreseeable future.

     The Company received advance minimum royalties of $17,000 and $20,000 during the nine months ended January 31, 1997 and 1998 respectively from the Lessee of its Iron Point prospect. The lease on the Iron
Point prospect may be terminated by the Lessee on 30 days notice.

     Unallocated exploration and rental expenses and general and administrative expenses were comparable for the quarter and nine month periods. Franchise taxes measured by income of $10,000 were recorded during the 1998 period but were zero in 1997.

     As described elsewhere herein, the Company wrote down the carrying value of its patented Aurora Mining District claims by $67,743 during the quarter ended January 31, 1998.

                          PART II - OTHER INFORMATION

Item #6 Exhibits and Reports on Form 8-K

     a.  Exhibits

         Exhibit 10. Purchase Agreement between Glamis Rand Mining Company and Intermountain Resources, Inc.
         Exhibit 27.  Financial Data Schedule

     b.  Reports on Form 8-K

         None


                            SIGNATURE

     Pursuant to the requirements of the Securities and Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated:  March 6, 1998              INTERMOUNTAIN RESOURCES, INC.
                                   (a Nevada corporation)

                                   /s/L. W. Watson
                                   ------------------------
                                   L. W. Watson, President,
                                   Treasurer, and principal
                                   accounting officer