Form 10-K
period 1998-04-30
INTERMOUNTAIN RESOURCES INC
filed 1998-07-22
CIK 320166

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

                   For the fiscal year ended April 30, 1998

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

                                 Yes  X          No_____

The market value of the 7,859,000 common shares held by nonaffiliates was not determinable as of June 30, 1998, because there were no bid or asked prices available.

At June 30, 1998, there were 13,700,000 common shares (the
Registrant's only class of voting stock) outstanding.

Documents incorporated by reference:  None
Page 1 of 25 pages.  There are no exhibits filed herewith.

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

       During the year ended April 30, 1997, the Company negotiated a lease of its Iron Point prospect to Newcrest Resources, Inc. The lease provided for a work commitment of at least $20,000 by the Lessee. The Lessee paid the advance minimum royalty required to extend the lease to August 31, 1998.

       The Company owned the Sonrisa claims in Kern County, CA. These claims were leased to a wholly owned subsidiary of Glamis Gold Ltd.
The Lessee suspended mining at the Baltic Pit and made their last production royalty payment in May, 1996. Since there was no near term likelihood of receiving additional production royalty income from this source, the Company negotiated the sale of the claim block to the Lessee effective November 18, 1997 for a price of $150,000.

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

       The Iron Point Prospect consisting of some 31 full or fractional unpatented claims owned by the Company is located in Humboldt County, Nevada. These claims are presently leased to Newcrest Resources, Inc.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

       No matter was submitted during the fourth quarter of the Company's fiscal year ended April 30, 1998 to a vote of shareholders, through the solicitation of proxies or otherwise.

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

       As of April 30, 1998, there were approximately 800 shareholders of record of the Company's common stock.

Item 6.  Selected Financial Data.

                                      Year Ended April 30,
Operating Summary     1998        1997       1996        1995       1994
                      ----        ----       ----        ----       ----
Total income      $172,154   $  18,146   $ 51,471    $ 72,293   $ 25,000
Net earnings (loss) 36,932     (24,709)   (12,317)     32,442      9,946
Net earnings (loss)
   per common share     --          --         --          --        --
Balance Sheet                           April 30,
Summary                1998        1997       1996        1995       1994
                       ----        ----       ----        ----       ----
Current assets   $  117,281  $    2,606  $  27,315    $ 43,546   $  9,690
Current liabilities  10,000          --         --       3,914      2,500
Total assets        123,319      76,387    101,096     117,327     83,471
Total liabilities(1) 10,000          --         --       3,914      2,500
Equity              113,319      76,387    101,096     113,413     80,971

     (1) Consists solely of amounts due to officer in 1994.

Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

       The following discussion should be read in conjunction with the Company's financial statements contained in Item 8 of this report.

Liquidity and Capital Resources
-------------------------------
       At April 30, 1998, the Company had working capital of $107,000. This is not a significant amount of money in the mining industry. Therefore, the Company's activities will probably continue to be essentially limited to property maintenance and compliance with regulatory matters during fiscal 1999.

       Assets at April 30, 1997 and 1998 consisted of cash and deferred costs associated with nonproducing mineral properties.
The existence of mineral reserves in commercial quantities on the Company's properties has not been determined.

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

Results of Operations
---------------------

General
-------
       The Company's mining revenues (production royalties and advance minimum royalties except in 1998 when the sale of the Sonrisa claims for $150,000 was recorded) are erratic. Historically, the monies received in any one year have been a result of new leases signed during a year which are, in turn, a function of fluctuating industry interest in geographic areas in which the Company's prospects are located. Amounts received in any one year are not necessarily predictive of amounts (if any) which may be received in the future.

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

Fiscal 1998
-----------
       Mining revenues increased to $170,000 as a result of the sale of the Sonrisa claims for $150,000 during the fiscal year. The Company does not anticipate any other asset sales of this significance so mining revenues (if any) will probably be less next fiscal year.

       General and administrative expenses were higher principally due to a $10,000 increase in officer's salary and legal fees incurred in connection with the sale of the Sonrisa claims. The sale of the Sonrisa claims generated a state income tax liability of some $10,800.

       The decline in gold prices to the $300 level prompted the Company to write down the carrying value of its patented claim block in the Aurora Mining District to $6,000 (assessed value for property tax purposes) during the year.

Fiscal 1997
-----------
       Mining revenues decreased to $18,000 of which $17,000 was an advance minimum royalty payment derived from a lease of the Iron Point prospect. As noted elsewhere herein, the Lessee of the Sonrisa claims suspended commercial production from that property.

       Unallocated exploration expenses decreased $3,000 because the Lessee of the Iron Point prospect paid the Federal delay rentals on those claims. General and administrative expenses decreased $14,000 due to reductions in officer's salary, related payroll taxes, and consulting fee expense.

Fiscal 1996
----------
       Mining revenues (derived from production royalties on the Sonrisa claims) decreased to $51,000 as a result of lower production of gold at the Sonrisa claims.

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

Item 8.  Financial Statements and Supplementary Data.

       Index to Financial Statements and Supplemental Schedules

                                                                    Page
                                                                    ----
       INDEPENDENT AUDITOR'S REPORT on Financial Statements for
           the year ended April 30, 1998                             11

       Financial Statements for the Years Ended
           April 30, 1998 (Audited), 1997 (Unaudited),
           and 1996 (Unaudited):
           Balance Sheets                                            12
           Statements of Operations and Accumulated Deficit          13
           Statements of Cash Flows                                  14
           Notes to Financial Statements                             15

       The Registrant meets the requirements of Rule 3-11 of Regulation S-X for the years ended April 30, 1997, and 1996.
Therefore, the financial statements for such years are not required to be audited.

               INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and
Stockholders of Intermountain Resources, Inc.

     We have audited the accompanying balance sheet of Intermountain Resources, Inc. (a Nevada corporation) as of April 30, 1998, and the related statements of operations, accumulated deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Intermountain Resources, Inc. as of April 30, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's significant operating losses and minimal working capital raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                              KAFOURY, ARMSTRONG & CO.

Reno, Nevada
June 17, 1998

INTERMOUNTAIN RESOURCES, INC.

BALANCE SHEETS
April 30, 1998 (Audited) and 1997 (Unaudited)
-----------------------------------------------------------------------------
ASSETS                                             1998        1997
                                                 (AUDITED)  (UNAUDITED)
                                                 ---------  -----------
Current asset - Cash                             $117,281    $  2,606
Mineral Properties (notes 1 and 3)                  6,038      73,781
                                                  -------     -------
                                                 $123,319    $ 76,387
                                                  =======     =======
LIABILITIES AND
STOCKHOLDERS' EQUITY
Current liabilities--State income tax payable    $ 10,000    $     --
                                                  -------     -------
Contingency (note 5)
Stockholders' equity:
   Common stock, par value $.01
   per share.  Authorized
   25,000,000 shares; issued
   and outstanding 13,700,000
   shares.                                       137,000     137,000
   Additional paid-in capital                  1,351,318   1,351,318
   Accumulated deficit                        (1,374,999) (1,411,931)
                                               ---------   ---------
                                                 113,319      76,387
                                               ---------   ---------
                                              $  123,319  $   76,387
                                               =========   =========
The accompanying notes are an integral part of these financial statements.

INTERMOUNTAIN RESOURCES, INC.

STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
For the years ended April 30, 1998 (Audited), 1997 (Unaudited), and 1996 (Unaudited)
-----------------------------------------------------------------------------
                                          1998         1997         1996
                                        (AUDITED)   (UNAUDITED)  (UNAUDITED)
                                        ---------   -----------  -----------
REVENUES:
Mining revenues                         $170,000      $18,146     $51,471
Interest income                            2,154           --          --
                                         -------       ------      ------
Total                                    172,154       18,146      51,471
                                         -------       ------      ------
EXPENSES:
Write down of mineral property            67,743           --          --
Unallocated exploration                    1,150          932       4,318
General                                   55,529       42,735      57,058
State income taxes                        10,800         (812)      2,412
                                         -------       ------      ------
Total                                    135,222       42,855      63,788
                                         -------       ------      ------
NET INCOME (LOSS)                         36,932      (24,709)    (12,317)
ACCUMULATED DEFICIT:
  Beginning of year                   (1,411,931)  (1,387,222) (1,374,905)
                                       ---------    ---------   ---------
  End of year                        $(1,374,999) $(1,411,931)$(1,387,222)
                                       =========    =========   =========
NET INCOME (LOSS)
PER COMMON SHARE                     $    --      $    --     $    --
                                      ==========   ==========  ==========
WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING                           13,700,000   13,700,000  13,700,000
                                      ==========   ==========  ==========
The accompanying notes are an integral part of these financial statements.

INTERMOUNTAIN RESOURCES, INC.

STATEMENTS OF CASH FLOWS
For the years ended April 30, 1998 (Audited), 1997 (Unaudited), and 1996 (Unaudited)
-----------------------------------------------------------------------------
                                       1998       1997         1996
                                    (AUDITED)  (UNAUDITED)  (UNAUDITED)
                                        ----        ----       ----
CASH PROVIDED BY
(USED IN) OPERATING
ACTIVITIES:
Net income (loss)                    $ 36,932   $(24,709)   $(12,317)
Adjustments to reconcile
net income to net cash
provided by operating
activities:
    Increase (decrease)
    in accounts payable
    and accruals                       10,000         --     (3,914)
    Write down of mineral property     67,743         --         --
                                       ------     ------      ------
Net cash provided by
(used in) operating
activities                            114,675    (24,709)    (16,231)
CASH AND CASH
EQUIVALENTS -
Beginning of year                       2,606     27,315      43,546
                                      -------     ------      ------
End of year                          $117,281    $ 2,606     $27,315
                                      =======     ======      ======
The accompanying notes are an integral part of these financial statements.

INTERMOUNTAIN RESOURCES, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS
For the years ended April 30, 1998 (Audited), 1997 (Unaudited), and 1996 (Unaudited)
-----------------------------------------------------------------------------
1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Nature of Operations: Intermountain Resources, Inc. was incorporated under Nevada law on May 12, 1980, for the primary purpose of acquiring, developing, and, if economically warranted, achieving production of precious minerals, primarily gold and silver. Currently, the Company's main function is the leasing of its mineral prospects located in Nevada and California to third parties that have the resources to develop the property.

       Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

       Fair Value of Financial Instruments: Unless otherwise disclosed, the carrying amount of financial instruments approximates their fair value due to the short maturity of these instruments.

       Cash and Cash Equivalents: For purposes of preparing the statement of cash flows, the Company considers money market funds and certificates of deposit with a maturity of three months or less to be cash equivalents.

       Mineral Properties: Acquisition and exploration costs are initially capitalized and will be, in general, amortized ratably over production or will be charged to expense upon disposition of the properties.

       Unallocated Exploration Expenses: Expenses incurred in general exploration and evaluation of properties for potential acquisition and cost of completing required assessment work as well as Federal delay rentals are charged to expense unless a property is actually acquired.

2.  GOING CONCERN

       The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company has achieved minimal earnings or incurred operating losses for several years and has minimal working capital at April 30, 1998. These factors, among others, may indicate that the Company may be unable to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and, ultimately, to attain successful operations. Significant activity beyond property maintenance would be contingent on generating additional funds through sales or leases of existing mineral prospects or through production on a property currently under lease. There is no assurance that leases can be negotiated on existing prospects and production royalties to be received during fiscal 1999, if any, are expected to be minimal. Therefore, the Company's activities may continue to be essentially limited to property maintenance and compliance with regulatory matters during fiscal 1999.

3.  MINERAL PROPERTIES

       The following tabulation shows the mineral prospect inventory of the Company and the capitalized cost associated with each prospect:

                                               1998          1997
                                             (Audited)    (Unaudited)
                                             ---------    -----------
       Sonrisa                            $      --     $       1
       Aurora                                 6,000        73,742
       Iron Point                                 1             1
       MD                                        36            36
       Wildcard                                   1             1
                                              -----        ------
       Total                                $ 6,038       $73,781
                                              =====        ======
       As with most natural resource prospects, the economic worth of the above assets bears no particular relationship to their recorded cost.

4.  INCOME TAXES

       The Company provides for deferred income taxes on temporary differences between amounts reported for financial statement and income tax purposes.

       The Company's total deferred tax asset and deferred tax liability at April 30, 1998 is as follows:

          Total deferred tax asset                       $ 430,000
          Total deferred tax liability                        -
                                                           -------
                                                           430,000
          Deferred tax asset valuation allowance          (430,000)
                                                           -------
                                                         $    -
                                                           =======

       The deferred tax asset as of April 30, 1998 resulted from Federal net operating loss carryforwards and the write-down in the carrying value of one of the Company's mineral prospects. For the year ended April 30, 1998, $62,000 in Federal net operating losses expired and the losses will continue to expire through the year ending April 30, 2012. As the Company does not anticipate the ability to utilize the net operating losses before they expire, nor does it anticipate the ability to utilize the benefit of the write-down of the property when it is sold, a valuation allowance has been established to offset the net deferred tax asset.

       As mentioned above, the Company has Federal net operating losses from prior years which it is able to use to offset taxable income. Application of the Federal net operating losses for the year ended
       April 30, 1998 resulted in no Federal taxable income, thus no Federal income tax expense. However, as reported on the statement of operations and accumulated deficit, the Company did incur state income tax expense in the amount of $10,800 for the year ended April 30, 1998.

       A state income tax payment of $800 was applied to the current state income tax liability at April 30, 1998. As a result, state income taxes payable is $10,000 at April 30, 1998.

5.  CONTINGENCY

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

6.  CONCENTRATION OF CREDIT RISK

       At times throughout the year the Company may maintain certain bank accounts in excess of the Federal Deposit Insurance Corporation (FDIC) insured limit of $100,000. At April 30, 1998, cash balances of the Company were in excess of the FDIC limit in the amount of $17,281.
        _______________________________________________________________

Item 9.  Disagreements on Accounting and Financial Disclosure.

       There have been no disagreements between the Company and its independent auditors concerning any matter of accounting principle or practice or financial statement disclosure which would be required to be reported under this item.

                             Part III
                             --------
Item 10. Directors and Executive Officers of the Registrant.

       The following table sets forth certain information with respect to the directors and executive officers of the Company:

                                         Period of
                                         Service as
                   Position(s)           an Officer
Name         Age   With the Company      or Director      Term Expires
----         ---   ----------------      -----------      ------------
Lewis W.
 Watson(1)   56    Pres., Treas.         May, 1980 to     Next Annual
                   and Director          date             Meeting

Thomas C.
 Pool        56    Sec. and Director     May, 1980 to     Next Annual
                                         date             Meeting

Maurice O.
 Reiber(1)   67    Director              May, 1980 to     Next Annual
                                         August, 1982;    Meeting
                                         and June, 1984
                                         to date

Gerald G.
 Reiber(1)   61    Director              May, 1980 to     Next Annual
                                         August, 1982;    Meeting
                                         and June, 1984
                                         to date

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

Item 11.  Executive Compensation.

       Compensation paid to Lewis W. Watson during the three years ended April 30, 1998 is set forth in the following tabulation.

       Year                                        Amount
       ----                                        ------
       1998                                       $40,000
       1997                                        30,000
       1996                                        40,000

       Pursuant to a resolution of the Board of Directors dated January 1, 1995, Mr. Watson had been compensated at a rate of $40,000 per year subject to the Company's ability to pay. This arrangement has been acceptable to Mr. Watson and is deemed by the Board of Directors to be reasonable for the time and effort expended by him.

       Services performed by the president during the three fiscal years ended in 1998 included quarterly, annual and other periodic filings with Federal and state tax and regulatory authorities and presentation of data on properties and lease negotiations with prospective lessees.

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

Item 12.  Security Ownership of Certain Beneficial Owners and
Management.

       Set forth below is certain information as of April 30, 1998 concerning the beneficial ownership of the Company's common stock by those persons known to the Company to be the beneficial owner of more than five percent of the common stock, by its directors and by its officers and directors as a group:

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

                                         Part IV
                                         -------
Item 14.  Exhibits, Financial Statement Schedules and Reports on
Form 8-K.

       (a) (1) Financial Statements The following financial statements of the Company are included in Part II, Item 8 of this
Report:

       Financial Statements for the Years Ended April 30, 1998 (audited), 1997 (unaudited), and 1996 (unaudited):
              Balance Sheets
              Statements of Operations and Accumulated Deficit
              Statements of Cash Flows
              Notes to Financial Statements

           (2) Exhibits  The following exhibits are filed herewith
pursuant to Item 601 of Regulation S-K or are incorporated by reference to previous filings:
Exhibit
Table No.   Document                                          Reference
---------   --------                                          ---------
  ( 3)      Articles of Incorporation and Bylaws                 (1)
  ( 4)      Instruments defining the rights of security
            holders, including indentures                        None
  ( 9)      Voting Trust Agreement                               None
  (10)      Material Contracts--Purchase Agreement Between
            Glamis Rand Mining Company and Intermountain
            Resources, Inc.                                      (2)
  (11)      Stmt re: Computation of per share earnings           (3)
  (12)      Statement re:  Computation of ratios                 None
  (13)      Annual Report to security holders, Form 10-Q or
            quarterly report to security holders                 None
  (18)      Letter re: Changes in accounting principles          None
  (19)      Previously unfiled documents                         None
  (22)      Subsidiaries of the Registrant                       None
  (23)      Published report regarding matters submitted to
            vote of security holders                             None
  (24)      Consents of experts and counsel                      None
  (25)      Power of Attorney                                    None
  (28)      Additional exhibits                                  None
   (1) Filed with Registration Statement No. 2-69700 (under the Securities Act of 1933) as Exhibits 3.1 and 3.2, respectively and incorporated herein by reference.
   (2) Filed with January 31, 1998 Form 10-Q (under the Exchange Act of 1934) and incorporated herein by reference.
   (3) Not required since information is ascertainable from financial statements.
       (b) No reports on Form 8-K were filed by the Company during the three months ended April 30, 1998.
       (c)    See subitem (a) (3) above.

                                       SIGNATURES

       Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           INTERMOUNTAIN RESOURCES, INC.


July 15, 1998                              By/s/ L. W. Watson
                                           L. W. Watson, President

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Intermountain Resources, Inc. and in the capacities and on the dates indicated.

July 15, 1998                               /s/ L. W. Watson
                                            L. W. Watson, President and
                                            Director (PrincipalExecutive
                                            Officer, Principal Financial
                                            and Accounting Officer)

July 17, 1998                               /s/ Thomas C. Pool
                                            Thomas C. Pool, Director


July 18, 1998                               /s/ Maurice O. Reiber
                                            Maurice O. Reiber, Director


July   , 1998                               /s/ Gerald G. Reiber
                                            Gerald G. Reiber, Director