Form 10-Q
period 1998-07-31
INTERMOUNTAIN RESOURCES INC
filed 1998-09-04
CIK 320166

Form 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly period ended     July 31, 1998

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

13,700,000 shares of Common Stock, $.01 par value at July 31,
1998

INTERMOUNTAIN RESOURCES, INC.

BALANCE SHEETS
(Unaudited)

                                      April 30,      July 31,
ASSETS                                  1998           1998
                                        ----           ----
Current asset - Cash                  117,281         98,791
Mineral properties                      6,038          6,038
                                      -------        -------
                                      123,319        104,829
                                      =======        =======
LIABILITIES AND STOCKHOLDERS'
EQUITY

Accrued expenses                       10,000          3,794
                                      -------        -------

Stockholders' equity:
Common stock, par value $.01 per share.
Authorized 25,000,000 shares; issued
and outstanding 13,700,000 shares     137,000        137,000
Additional paid in capital          1,351,318      1,351,318
Accumulated deficit                (1,374,999)    (1,387,283)
                                  -----------     ----------
                                      113,319        101,035
                                  -----------     ----------
                                      123,319        104,829
                                  ===========     ==========
See accompanying notes to unaudited financial statements
_________________________________________________________________

INTERMOUNTAIN RESOURCES, INC.

STATEMENTS OF OPERATIONS
(Unaudited)

                                   Three Months Ended July 31,
                                         1997           1998
                                         ----           ----
Revenues - Interest                       -            1,209

General and administrative expenses    12,444         13,493
                                      --------       --------
Net earnings (loss)                   (12,444)       (12,284)
                                      ========       ========

Net earnings (loss) per share is less
than $.005 per share in each period.

See accompanying notes to unaudited financial statements.
-----------------------------------------------------------------

INTERMOUNTAIN RESOURCES, INC.

STATEMENTS OF CASH FLOWS
(Unaudited)
-----------------------------------------------------------------
                                   Three Months Ended July 31,
                                   ---------------------------
                                         1997           1998
                                         ----           ----
Cash provided by (used in) operating
activities:
   Net earnings (loss)                (12,444)      (12,284)
   Changes in accrued expenses         10,765       ( 6,206)
                                      -------       --------
   Net cash provided by (used in)
   operations                         ( 1,679)      (18,490)
Cash at beginning of period             2,606       117,281
                                       ------       -------
Cash at end of period                     927        98,791
                                       ======        ======

See accompanying notes to unaudited financial statements.
__________________________________________________________

INTERMOUNTAIN RESOURCES, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS
July 31, 1998
1. The financial statements as of July 31, 1998 are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation.

2. The only computer based records of the Company are its stock transfer records which are maintained by an independent transfer agent. The transfer agent has advised the Company that its systems are prepared for the year 2000 conversion. The Company may suffer some inconvenience if the US banking system, national power grid, etc. were to shut down as a result of Y2K problems; however, these matters are outside the control or influence of the Company.

3. As disclosed in the Forms 10-K for the years April 30, 1994,through 1998, the U.S. Forest Service has determined a release of hazardous substances covered under the Comprehensive Environmental Response, Compensation, and Liability Act occurred at Siskon Mine, a property which the Company once had under option. The Company is not aware of any developments in this matter since the filing of the April
30, 1998 Form 10-K.

3. Reference is made to the Company's annual financial statements for the year ended April 30, 1998 for a description of its accounting policies which have continued without change. Also, refer to the footnotes to those financial statements for additional details of the Company's financial condition and results of operations. The details in those notes have not changed except as a result of normal transactions in the interim.

   Management Analysis and Discussion of Financial Statements
   ----------------------------------------------------------
     Interest income earned on invested cash balances was $1,000 as compared to zero in the comparable prior period. There were no mining revenues in either period. No unallocated exploration expenses were recorded during the quarter and general and administrative expenses for the quarter were comparable to those of the prior year.

                            SIGNATURE

     Pursuant to the requirements of the Securities and Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated:  September 4, 1998          INTERMOUNTAIN RESOURCES, INC.
                                   (a Nevada corporation)

                                    By /s/L. W. Watson
                                    L. W. Watson, President,
                                    Treasurer, and principal
                                    accounting officer