Form 10-Q
period 1998-10-31
INTERMOUNTAIN RESOURCES INC
filed 1998-11-13
CIK 320166

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended October 31, 1998

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

13,700,000 shares of Common Stock, $.01 par value at October 31,
1998


INTERMOUNTAIN RESOURCES, INC.

BALANCE SHEETS (Unaudited)
_________________________________________________________________
                                         April 30,    October 31,
ASSETS:                                    1998           1998
                                           ----           ----
Current asset - Cash                       117,281        101,361
Mineral Properties                           6,038          6,038
                                          --------       --------
                                           123,319        107,399
                                          ========       ========
LIABILITIES AND EQUITIES:

Accrued expenses                            10,000          3,794

Stockholders' equity:
Common stock, par value $.01 per share.
Authorized 25,000,000 shares; issued
and outstanding 13,700,000 shares          137,000        137,000
Additional paid-in capital               1,351,318      1,351,318
Accumulated deficit                     (1,374,999)    (1,384,713)
                                       -----------    -----------
                                           113,319        103,605
                                       -----------    -----------
                                           123,319        107,399
                                       ===========    ===========

See accompanying notes to unaudited financial statements.

INTERMOUNTAIN RESOURCES, INC.

STATEMENTS OF OPERATIONS (Unaudited)
_________________________________________________________________
                           Three Months Ended    Six Months Ended
                             October 31,           October 31,
                           1997       1998       1997     1998
                           ----       ----       ----     ----
Revenues:
Advance royalties          20,000     20,000     20,000    20,000
Interest                     -         1,050       -        2,259
                          -------     ------     ------    ------
                           20,000     21,050     20,000    22,259
                          -------     ------     ------    ------
Expenses:
Unallocated exploration
expenses and rentals        1,150      1,150      1,150     1,150
General and
administrative             15,150     17,329     27,594    30,823
                          -------     ------     ------    ------
Total expenses             16,300     18,479     28,744    31,973
                          -------     ------     ------    ------
Net earnings (loss)         3,700      2,571     (8,744)   (9,714)
                          =======     ======     ======    ======

Net earnings (loss) per
share is less than $.005
per share in each period

See accompanying notes to unaudited financial statements.

INTERMOUNTAIN RESOURCES, INC.

STATEMENTS OF CASH FLOWS (Unaudited)
_________________________________________________________________
                                            Six Months Ended
                                               October 31,
                                              1997     1998
                                              ----     ----
Cash provided by (used in) operating
activities:
Net earnings (loss)                         (8,744)   (9,714)
Increase (decrease) in current liabilities  10,765    (6,206)
                                            -------   ------
Net cash provided by (used in) operations    2,021   (15,920)

Cash at beginning of period                  2,606   117,281
                                            ------   -------
Cash at end of period                        4,627   101,361
                                            ======   =======

See accompanying notes to unaudited financial statements.

INTERMOUNTAIN RESOURCES, INC.

Notes To Unaudited Financial Statements
October 31, 1998
 _________________________________________________________________

1. The financial statements as of October 31, 1998 are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation.

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

3. As disclosed in the Forms 10-K for the years April 30, 1994, through 1998, the U. S. Forest Service has determined a release of hazardous substances covered under the Comprehensive Environmental Response, Compensation, and Liability Act occurred at Siskon Mine, a property which the Company once had under option. The Company is not aware of any developments in this matter since the filing of the April 30, 1998 Form 10-K.

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

   MANAGEMENT ANALYSIS AND DISCUSSION OF FINANCIAL STATEMENTS

     The Iron Point prospect was leased out during 1996. The lease generated $20,000 of advance minimum royalty income during the second quarter of both fiscal 1997 and 1998. The lessee has the right to terminate the lease upon 30 days notice so there is no way to predict whether this revenue source will continue.

     Unallocated exploration and rental expenses were comparable for the quarters and six-month periods ending October 31 each year. General and administrative expenses were slightly higher during the current year due primarily to professional fees incurred for an independent audit as of April 30, 1998.

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

Dated:  November 13, 1998          INTERMOUNTAIN RESOURCES, INC.
                                   (a Nevada corporation)

                                   /s/L. W. Watson
                                   ------------------------
                                   L. W. Watson, President,
                                   Treasurer, and principal
                                   accounting officer