Form 10-Q
period 1999-01-31
INTERMOUNTAIN RESOURCES INC
filed 1999-03-10
CIK 320166

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended January 31, 1999

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

Registrant's telephone number, including area code (775) 359-2884

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

13,700,000 shares of Common Stock, $.01 par value at January 31,
1999


INTERMOUNTAIN RESOURCES, INC.

BALANCE SHEETS (Unaudited)
_________________________________________________________________
                                         April 30,    January 31,
ASSETS:                                    1998           1999
                                           ----           ----
Current asset - Cash                       117,281         87,699
Mineral Properties                           6,038          6,514
                                          --------       --------
                                           123,319         94,213
                                          ========       ========
LIABILITIES AND EQUITIES:

Current liabilities--accrued expenses       10,000          3,794
                                          --------       --------
Stockholders' equity:
Common stock, par value $.01 per share.
Authorized 25,000,000 shares; issued
and outstanding 13,700,000 shares          137,000        137,000
Additional paid-in capital               1,351,318      1,351,318
Accumulated deficit                     (1,374,999)    (1,397,899)
                                       -----------    -----------
                                           113,319         90,419
                                       -----------    -----------
                                           123,319         94,213
                                       ===========    ===========

See accompanying notes to unaudited financial statements.

INTERMOUNTAIN RESOURCES, INC.

STATEMENTS OF OPERATIONS (Unaudited)
_________________________________________________________________
                           Three Months Ended    Nine Months Ended
                             January 31,           January 31,
                           1998       1999       1998     1999
                           ----       ----       ----     ----
Revenues:
Sale of mineral property  150,000       -       150,000      -
Mineral royalties            -          -        20,000    20,000
Interest                     -           763       -        3,022
                          -------    -------    -------   -------
                          150,000        763    170,000    23,022
                          -------    -------    -------   -------
Expenses:
Unallocated exploration
   expenses and rentals      -           878      1,150     2,028
Amortization and
   property abandonment    67,743       -        67,743      -
General and
   administrative          15,958     13,071     43,552    43,894
Franchise tax              10,000       -        10,000      -
                          -------     ------    -------   -------
Total expenses             93,701     13,949    122,445    45,922
                          -------     ------    -------   -------
Net earnings (loss)        56,299    (13,186)    47,555   (22,900)
                          =======     ======    =======   =======

Net earnings (loss) per
share is less than $.005
per share in each period

See accompanying notes to unaudited financial statements.

INTERMOUNTAIN RESOURCES, INC.

STATEMENTS OF CASH FLOWS (Unaudited)
_________________________________________________________________
                                           Nine Months Ended
                                               January 31,
                                              1998     1999
                                              ----     ----
Cash provided by (used in) operating
activities:
Net earnings (loss)                         47,555   (22,900)
Increase (decrease) in current liabilities  10,000   ( 6,206)
Amortization and property abandonment       67,743      -
                                           --------  -------
Net cash provided by (used in) operations  125,298   (29,106)

Investing activities--Mineral properties      -      (   476)

Cash at beginning of period                  2,606   117,281
                                           --------  -------
Cash at end of period                      127,904    87,699
                                           =======   =======

See accompanying notes to unaudited financial statements.

INTERMOUNTAIN RESOURCES, INC.

Notes To Unaudited Financial Statements
January 31, 1999
 _________________________________________________________________

1. The financial statements as of January 31, 1999 are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation.

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

2. On November 18, 1997, the Company sold all of its interest in the Sonrisa claims for $150,000. The Company has no other property which might give rise to any similar transaction in the foreseeable future.

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

     The Iron Point prospect was leased out during 1996. The lease generated $20,000 during the nine months ended January 31, 1998 and 1999. The lease may be terminated by the Lessee on 30 days notice so there is no way to predict whether this revenue source will continue.

     Unallocated exploration and rental expenses and general and administrative expenses were comparable for the quarter and nine month periods. Franchise taxes measured by income of $10,000 were recorded during the 1998 period but were zero in 1999.

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

Dated:  March 9, 1999              INTERMOUNTAIN RESOURCES, INC.
                                   (a Nevada corporation)

                                   /s/L. W. Watson
                                   ------------------------
                                   L. W. Watson, President,
                                   Treasurer, and principal
                                   accounting officer