Form 10-K
period 1999-04-30
INTERMOUNTAIN RESOURCES INC
filed 1999-08-17
CIK 320166

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

                   For the fiscal year ended April 30, 1999

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

Registrant's telephone number, including area code (775) 359-2884

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

                                 Yes  X          No_____

The market value of the 7,859,000 common shares held by nonaffiliates was not determinable as of June 30, 1999, because there were no bid or asked prices available.

At June 30, 1999, there were 13,700,000 common shares (the
Registrant's only class of voting stock) outstanding.

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

       During the year ended April 30, 1997, the Company negotiated a lease of its Iron Point prospect to Newcrest Resources, Inc. The lease provided for a work commitment of at least $20,000 by the Lessee. The Lessee paid the advance minimum royalty required to extend the lease to August 31, 1999.

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

       On November 9, 1998, the Company staked eight unpatented claims at the Elizabeth Prospect in Esmeralda County, Nevada.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

       No matter was submitted during the fourth quarter of the Company's fiscal year ended April 30, 1999 to a vote of shareholders, through the solicitation of proxies or otherwise.

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

       As of April 30, 1999, there were approximately 800 shareholders of record of the Company's common stock.

Item 6.  Selected Financial Data.

                                      Year Ended April 30,
Operating Summary     1999        1998       1997        1996       1995
                      ----        ----       ----        ----       ----
Total income      $ 23,694   $ 172,154   $ 18,146    $ 51,471   $ 72,293
Net earnings (loss)(35,476)     36,932    (24,709)    (12,317)    32,442
Net earnings (loss)
   per common share     --          --         --          --        --
Balance Sheet                           April 30,
Summary                1999        1998       1997        1996       1995
                       ----        ----       ----        ----       ----
Current assets   $   75,123  $  117,281  $   2,606    $ 27,315   $ 43,546
Current liabilities   3,794      10,000         --          --      3,914
Total assets         81,637     123,319     76,387     101,096    117,327
Total liabilities     3,794      10,000         --          --      3,914
Equity               77,843     113,319     76,387     101,096    113,413


Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

       The following discussion should be read in conjunction with the Company's financial statements contained in Item 8 of this report.

Liquidity and Capital Resources
-------------------------------
       At April 30, 1999, the Company had working capital of $71,000. This is not a significant amount of money in the mining industry. Therefore, the Company's activities will probably continue to be essentially limited to property maintenance and compliance with regulatory matters during fiscal 2000.

       Assets at April 30, 1998 and 1999 consisted of cash and deferred costs associated with nonproducing mineral properties.
The existence of mineral reserves in commercial quantities on the Company's properties has not been determined.

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

       Gold prices have been depressed below $300 per ounce for some time. At such price levels, it is difficult to engender much interest on the part of major mining companies in leasing undeveloped exploration prospects such as those owned by the Company.

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

Fiscal 1999
-----------
       Mining revenues declined to $20,000, representing the advance minimum royalty received on the Iron Point prospect

       General and administrative expenses were comparable to the prior fiscal year and there were no property write-downs or state income tax expenses during the year.

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

       Financial Statements for the Years Ended
           April 30, 1999 (Unaudited), 1998 (Audited),
           and 1997 (Unaudited):
           Balance Sheets                                            12
           Statements of Operations and Accumulated Deficit          13
           Statements of Cash Flows                                  14
           Notes to Financial Statements                             15

       The Registrant met the requirements of Rule 3-11 of Regulation S-X for the years ended April 30, 1999, and 1997.
Therefore, the financial statements for such years were not required to be audited.

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

                              KAFOURY, ARMSTRONG & CO.

Reno, Nevada
June 17, 1998

INTERMOUNTAIN RESOURCES, INC.

BALANCE SHEETS
April 30, 1999 (Unaudited) and 1998 (Audited)
-----------------------------------------------------------------------------
ASSETS                                             1999        1998
                                                (UNAUDITED)  (AUDITED)
                                                 ---------   ---------
Current asset - Cash                             $ 75,123    $117,281
Mineral Properties (notes 1 and 3)                  6,514       6,038
                                                  -------     -------
                                                 $ 81,637    $123,319
                                                  =======     =======
LIABILITIES AND
STOCKHOLDERS' EQUITY
Current liabilities--State income tax payable    $  3,794    $ 10,000
                                                  -------     -------
Contingency (note 5)
Stockholders' equity:
   Common stock, par value $.01
   per share.  Authorized
   25,000,000 shares; issued
   and outstanding 13,700,000
   shares.                                       137,000     137,000
   Additional paid-in capital                  1,351,318   1,351,318
   Accumulated deficit                        (1,410,475) (1,374,999)
                                               ---------   ---------
                                                  77,843     113,319
                                               ---------   ---------
                                              $   81,637  $  123,319
                                               =========   =========
The accompanying notes are an integral part of these financial statements.

INTERMOUNTAIN RESOURCES, INC.

STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
For the years ended April 30, 1999 (Unaudited), 1998 (Audited), and 1997 (Unaudited)
-----------------------------------------------------------------------------
                                          1999         1998         1997
                                      (UNAUDITED)    (AUDITED)   (UNAUDITED)
                                        ---------   -----------  -----------
REVENUES:
Mining revenues                          $20,000     $170,000     $18,146
Interest income                            3,694        2,154          --
                                         -------      -------      ------
Total                                     23,694      172,154      18,146
                                         -------      -------      ------
EXPENSES:
Write down of mineral property                --       67,743          --
Unallocated exploration                    2,028        1,150         932
General                                   57,142       55,529      42,735
State income taxes                            --       10,800        (812)
                                         -------      -------      ------
Total                                     59,170      135,222      42,855
                                         -------      -------      ------
NET INCOME (LOSS)                        (35,476)      36,932     (24,709)
ACCUMULATED DEFICIT:
  Beginning of year                   (1,374,999)  (1,411,931) (1,387,222)
                                       ---------    ---------   ---------
  End of year                        $(1,410,475) $(1,374,999)$(1,411,931)
                                       =========    =========   =========
NET INCOME (LOSS)
PER COMMON SHARE                     $    --      $    --     $    --
                                      ==========   ==========  ==========
WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING                           13,700,000   13,700,000  13,700,000
                                      ==========   ==========  ==========
The accompanying notes are an integral part of these financial statements.

INTERMOUNTAIN RESOURCES, INC.

STATEMENTS OF CASH FLOWS
For the years ended April 30, 1999 (Unaudited), 1998 (Audited), and 1997 (Unaudited)
-----------------------------------------------------------------------------
                                       1999       1998         1997
                                    (UNAUDITED) (AUDITED)  (UNAUDITED)
                                        ----      ----         ----
CASH PROVIDED BY
(USED IN) OPERATING
ACTIVITIES:
Net income (loss)                    $(35,476)   $ 36,932   $(24,709)
Adjustments to reconcile
net income to net cash
provided by operating
activities:
    Increase (decrease)
    in accounts payable
    and accruals                       (6,206)    10,000         --
    Write down of mineral property         --     67,743         --
                                       ------     ------      ------
Net cash provided by
(used in) operating
activities                            (41,682)   114,675     (24,709)

CASH (USED) IN INVESTING ACTIVITY     (   476)        --          --

CASH AND CASH
EQUIVALENTS -
Beginning of year                     117,281      2,606      27,315
                                      -------    -------      ------
End of year                          $ 75,123   $117,281     $ 2,606
                                      =======    =======      ======
The accompanying notes are an integral part of these financial statements.

INTERMOUNTAIN RESOURCES, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS
For the years ended April 30, 1999 (Unaudited), 1998 (Audited), and 1997 (Unaudited)
-----------------------------------------------------------------------------
1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

2.  GOING CONCERN

       The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company has achieved minimal earnings or incurred operating losses for several years and has minimal working capital at April 30, 1999. These factors, among others, may indicate that the Company may be unable to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and, ultimately, to attain successful operations. Significant activity beyond property maintenance would be contingent on generating additional funds through sales or leases of existing mineral prospects or through production on a property currently under lease. There is no assurance that leases can be negotiated on existing prospects and production royalties to be received during fiscal 2000, if any, are expected to be minimal. Therefore, the Company's activities may continue to be essentially limited to property maintenance and compliance with regulatory matters during fiscal 2000.

3.  MINERAL PROPERTIES

       The following tabulation shows the mineral prospect inventory of the Company and the capitalized cost associated with each prospect:

                                               1999          1998
                                            (Unaudited)    (Audited)
                                             ---------    -----------
       Sonrisa                              $    --       $    --
       Aurora                                 6,000         6,000
       Elizabeth                                476            --
       Iron Point                                 1             1
       MD                                        36            36
       Wildcard                                   1             1
                                              -----        ------
       Total                                $ 6,514       $ 6,038
                                              =====        ======
       As with most natural resource prospects, the economic worth of the above assets bears no particular relationship to their recorded cost.

4.  INCOME TAXES

       The Company provides for deferred income taxes on temporary differences between amounts reported for financial statement and income tax purposes.

       The Company's total deferred tax asset and deferred tax liability at April 30, 1999 and 1998 is as follows:

                                                 1999        1998
                                             (UNAUDITED)  (AUDITED)

          Total deferred tax asset               $360,000    $430,000
          Total deferred tax liability                 --          --
                                                  -------     -------
                                                  360,000     430,000
          Deferred tax asset valuation allowance (360,000)   (430,000)
                                                  -------     -------
                                                 $     --    $     --
                                                  =======     =======

       The deferred tax asset as of April 30, 1999 and 1998 resulted from Federal net operating loss carryforwards and the write-down in the carrying value of one of the Company's mineral prospects. For the years ended April 30, 1999 and 1998, $231,000 and $62,000 respectively in Federal net operating losses expired and the losses will continue to expire through the year ending April 30, 2013. As the Company does not anticipate the ability to utilize the net operating losses before they expire, nor does it anticipate the ability to utilize the benefit of the write-down of the property when it is sold, a valuation allowance has been established to offset the net deferred tax asset.

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

                             Part III
                             --------
Item 10. Directors and Executive Officers of the Registrant.

       The following table sets forth certain information with respect to the directors and executive officers of the Company:

                                         Period of
                                         Service as
                   Position(s)           an Officer
Name         Age   With the Company      or Director      Term Expires
----         ---   ----------------      -----------      ------------
Lewis W.
 Watson(1)   57    Pres., Treas.         May, 1980 to     Next Annual
                   and Director          date             Meeting

Thomas C.
 Pool        57    Sec. and Director     May, 1980 to     Next Annual
                                         date             Meeting

Maurice O.
 Reiber(1)   68    Director              May, 1980 to     Next Annual
                                         August, 1982;    Meeting
                                         and June, 1984
                                         to date

Gerald G.
 Reiber(1)   62    Director              May, 1980 to     Next Annual
                                         August, 1982;    Meeting
                                         and June, 1984
                                         to date

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

Item 11.  Executive Compensation.

       Compensation paid to Lewis W. Watson during the three years ended April 30, 1999 is set forth in the following tabulation.

       Year                                        Amount
       ----                                        ------
       1999                                       $40,000
       1998                                        40,000
       1997                                        30,000

       Pursuant to a resolution of the Board of Directors dated January 1, 1995, Mr. Watson had been compensated at a rate of $40,000 per year subject to the Company's ability to pay. This arrangement has been acceptable to Mr. Watson and is deemed by the Board of Directors to be reasonable for the time and effort expended by him.

       Services performed by the president during the three fiscal years ended in 1999 included quarterly, annual and other periodic filings with Federal and state tax and regulatory authorities and presentation of data on properties and lease negotiations with prospective lessees.

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

Item 12.  Security Ownership of Certain Beneficial Owners and
Management.

       Set forth below is certain information as of April 30, 1999 concerning the beneficial ownership of the Company's common stock by those persons known to the Company to be the beneficial owner of more than five percent of the common stock, by its directors and by its officers and directors as a group:

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

                                         Part IV
                                         -------
Item 14.  Exhibits, Financial Statement Schedules and Reports on
Form 8-K.

       (a) (1) Financial Statements The following financial statements of the Company are included in Part II, Item 8 of this
Report:

       Financial Statements for the Years Ended April 30, 1999 (unaudited), 1998 (audited), and 1997 (unaudited):
              Balance Sheets
              Statements of Operations and Accumulated Deficit
              Statements of Cash Flows
              Notes to Financial Statements

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
  (12)      Statement re:  Computation of ratios                 None
  (13)      Annual Report to security holders, Form 10-Q or
            quarterly report to security holders                 None
  (18)      Letter re: Changes in accounting principles          None
  (19)      Previously unfiled documents                         None
  (22)      Subsidiaries of the Registrant                       None
  (23)      Published report regarding matters submitted to
            vote of security holders                             None
  (24)      Consents of experts and counsel                      None
  (25)      Power of Attorney                                    None
  (28)      Additional exhibits                                  None
   (1) Filed with Registration Statement No. 2-69700 (under the Securities Act of 1933) as Exhibits 3.1 and 3.2, respectively and incorporated herein by reference.
   (2) Not required since information is ascertainable from financial statements.
       (b) No reports on Form 8-K were filed by the Company during the three months ended April 30, 1999.
       (c)    See subitem (a) (3) above.

                                       SIGNATURES

       Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           INTERMOUNTAIN RESOURCES, INC.


July 6, 1999                               By/s/ L. W. Watson
                                           L. W. Watson, President

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Intermountain Resources, Inc. and in the capacities and on the dates indicated.

July 6, 1999                                /s/ L. W. Watson
                                            L. W. Watson, President and
                                            Director (PrincipalExecutive
                                            Officer, Principal Financial
                                            and Accounting Officer)

July 1, 1999                                /s/ Thomas C. Pool
                                            Thomas C. Pool, Director


July 1, 1999                                /s/ Maurice O. Reiber
                                            Maurice O. Reiber, Director


July 6, 1999                                /s/ Gerald G. Reiber
                                            Gerald G. Reiber, Director