Form 10-Q
period 1999-07-31
INTERMOUNTAIN RESOURCES INC
filed 1999-08-25
CIK 320166

Form 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly period ended     July 31, 1999

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

13,700,000 shares of Common Stock, $.01 par value at July 31,
1999

INTERMOUNTAIN RESOURCES, INC.

BALANCE SHEETS
(Unaudited)

                                      April 30,      July 31,
ASSETS                                  1999           1999
                                        ----           ----
Current asset - Cash                   75,123         66,710
Mineral properties                      6,514          6,514
                                      -------        -------
                                       81,637         73,224
                                      =======        =======
LIABILITIES AND STOCKHOLDERS'
EQUITY

Accrued expenses                        3,794          3,794
                                      -------        -------

Stockholders' equity:
Common stock, par value $.01 per share.
Authorized 25,000,000 shares; issued
and outstanding 13,700,000 shares     137,000        137,000
Additional paid in capital          1,351,318      1,351,318
Accumulated deficit                (1,410,475)    (1,418,888)
                                  -----------     ----------
                                       77,843         69,430
                                  -----------     ----------
                                       81,637         73,224
                                  ===========     ==========
See accompanying notes to unaudited financial statements
_________________________________________________________________

INTERMOUNTAIN RESOURCES, INC.

STATEMENTS OF OPERATIONS
(Unaudited)

                                   Three Months Ended July 31,
                                         1998           1999
                                         ----           ----
Revenues - Interest                     1,209            578
         - Mining activities             -             3,417
                                      -------        -------
Total revenues                          1,209          3,995
                                      -------        -------
General and administrative expenses    13,493         12,408
                                      --------       --------
Net earnings (loss)                   (12,284)       ( 8,413)
                                      ========       ========

Net earnings (loss) per share is less
than $.005 per share in each period.

See accompanying notes to unaudited financial statements.
-----------------------------------------------------------------

INTERMOUNTAIN RESOURCES, INC.

STATEMENTS OF CASH FLOWS
(Unaudited)
-----------------------------------------------------------------
                                   Three Months Ended July 31,
                                   ---------------------------
                                         1998           1999
                                         ----           ----
Cash provided by (used in) operating
activities:
   Net earnings (loss)                (12,284)      ( 8,413)
   Changes in accrued expenses        ( 6,206)         -
                                      -------       --------
   Net cash provided by (used in)
   operations                         (18,490)      ( 8,413)
Cash at beginning of period           117,281        75,123
                                       ------       -------
Cash at end of period                  98,791        66,710
                                       ======        ======

See accompanying notes to unaudited financial statements.
__________________________________________________________

INTERMOUNTAIN RESOURCES, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS
July 31, 1999
1. The financial statements as of July 31, 1999 are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation.

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

3. As disclosed in the Forms 10-K for the years April 30, 1994,through 1999, the U.S. Forest Service has determined a release of hazardous substances covered under the Comprehensive Environmental Response, Compensation, and Liability Act occurred at Siskon Mine, a property which the Company once had under option. The Company is not aware of any developments in this matter since the filing of the April
30, 1999 Form 10-K.

3. Reference is made to the Company's annual financial statements for the year ended April 30, 1999 for a description of its accounting policies which have continued without change. Also, refer to the footnotes to those financial statements for additional details of the Company's financial condition and results of operations. The details in those notes have not changed except as a result of normal transactions in the interim.

   Management Analysis and Discussion of Financial Statements
   ----------------------------------------------------------
     Interest income earned on invested cash balances was $600 as compared to $1,200 in the comparable prior period due to lower cash. balances invested. Mining revenues were $3,400 compared to zero; however, no other mining revenues are currently anticipated by management. No unallocated exploration expenses were recorded during the quarter and general and administrative expenses for the quarter were comparable to those of the prior year.

                            SIGNATURE

     Pursuant to the requirements of the Securities and Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated:  August 24, 1999            INTERMOUNTAIN RESOURCES, INC.
                                   (a Nevada corporation)

                                    By /s/L. W. Watson
                                    L. W. Watson, President,
                                    Treasurer, and principal
                                    accounting officer