Form 10-Q
period 1999-10-31
INTERMOUNTAIN RESOURCES INC
filed 1999-11-12
CIK 320166

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended October 31, 1999

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

13,700,000 shares of Common Stock, $.01 par value at October 31,
1999


INTERMOUNTAIN RESOURCES, INC.

BALANCE SHEETS (Unaudited)
_________________________________________________________________
                                         April 30,    October 31,
ASSETS:                                    1999           1999
                                           ----           ----
Current asset - Cash                        75,123         50,545
Mineral Properties                           6,514          6,514
                                          --------       --------
                                            81,637         57,059
                                          ========       ========
LIABILITIES AND EQUITIES:

Accrued expenses                             3,794          3,794

Stockholders' equity:
Common stock, par value $.01 per share.
Authorized 25,000,000 shares; issued
and outstanding 13,700,000 shares          137,000        137,000
Additional paid-in capital               1,351,318      1,351,318
Accumulated deficit                     (1,410,475)    (1,435,053)
                                       -----------    -----------
                                            77,843         53,265
                                       -----------    -----------
                                            81,637         57,059
                                       ===========    ===========

See accompanying notes to unaudited financial statements.

INTERMOUNTAIN RESOURCES, INC.

STATEMENTS OF OPERATIONS (Unaudited)
_________________________________________________________________
                           Three Months Ended    Six Months Ended
                             October 31,           October 31,
                           1998       1999       1998     1999
                           ----       ----       ----     ----
Revenues:
Advance royalties          20,000       -        20,000     3,417
Interest                    1,050        439      2,259     1,018
                          -------     ------     ------    ------
                           21,050        439     22,259     4,435
                          -------     ------     ------    ------
Expenses:
Unallocated exploration
expenses and rentals        1,150      3,060      1,150     3,060
General and
administrative             17,329     13,545     30,823    25,953
                          -------     ------     ------    ------
Total expenses             18,479     16,605     31,973    29,013
                          -------     ------     ------    ------
Net earnings (loss)         2,571    (16,166)    (9,714)  (24,578)
                          =======     ======     ======    ======

Net earnings (loss) per
share is less than $.005
per share in each period

See accompanying notes to unaudited financial statements.

INTERMOUNTAIN RESOURCES, INC.

STATEMENTS OF CASH FLOWS (Unaudited)
_________________________________________________________________
                                            Six Months Ended
                                               October 31,
                                              1998     1999
                                              ----     ----
Cash provided by (used in) operating
activities:
Net earnings (loss)                         (9,714)  (24,578)
Increase (decrease) in current liabilities  (6,206)     -
                                            -------   ------
Net cash provided by (used in) operations  (15,920)  (24,578)

Cash at beginning of period                117,281    75,123
                                            ------   -------
Cash at end of period                      101,361    50,545
                                            ======   =======

See accompanying notes to unaudited financial statements.

INTERMOUNTAIN RESOURCES, INC.

Notes To Unaudited Financial Statements
October 31, 1999
 _________________________________________________________________

1. The financial statements as of October 31, 1999 are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation.

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

3. As disclosed in the Forms 10-K for the years April 30, 1994, through 1999, the U. S. Forest Service has determined a release of hazardous substances covered under the Comprehensive Environmental Response, Compensation, and Liability Act occurred at Siskon Mine, a property which the Company once had under option. The Company is not aware of any developments in this matter since the filing of the April 30, 1999 Form 10-K.

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

   MANAGEMENT ANALYSIS AND DISCUSSION OF FINANCIAL STATEMENTS

     The Iron Point prospect was leased out during 1996. The lease generated $20,000 of advance minimum royalty income during the second quarter of fiscal 1998 but the lessee terminated the lease effective June 30, 1999 so no income was received during the current quarter.

     Unallocated exploration and rental expenses were somewhat higher for the quarter and six-month period ending October 31, 1999 as a result of claim block adjustments during the current year. General and administrative expenses were slightly higher during the prior year due primarily to professional fees incurred for an independent audit as of April 30, 1998.

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

Dated:  November 12, 1999          INTERMOUNTAIN RESOURCES, INC.
                                   (a Nevada corporation)

                                   /s/L. W. Watson
                                   ------------------------
                                   L. W. Watson, President,
                                   Treasurer, and principal
                                   accounting officer