Form 10-Q
period 2000-01-31
INTERMOUNTAIN RESOURCES INC
filed 2000-03-02
CIK 320166

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended January 31, 2000


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

13,700,000 shares of Common Stock, $.01 par value at January 31,
2000


INTERMOUNTAIN RESOURCES, INC.

BALANCE SHEETS (Unaudited)
_________________________________________________________________
                                         April 30,    January 31,
ASSETS:                                    1999           2000
                                           ----           ----
Current asset - Cash                        75,123         33,487
Mineral Properties                           6,514          6,514
                                          --------       --------
                                            81,637         40,001
                                          ========       ========
LIABILITIES AND EQUITIES:

Current liabilities--accrued expenses        3,794          3,794
                                          --------       --------
Stockholders' equity:
Common stock, par value $.01 per share.
Authorized 25,000,000 shares; issued
and outstanding 13,700,000 shares          137,000        137,000
Additional paid-in capital               1,351,318      1,351,318
Accumulated deficit                     (1,410,475)    (1,452,111)
                                       -----------    -----------
                                            77,843         36,207
                                       -----------    -----------
                                            81,637         40,001
                                       ===========    ===========

See accompanying notes to unaudited financial statements.

INTERMOUNTAIN RESOURCES, INC.

STATEMENTS OF OPERATIONS (Unaudited)
_________________________________________________________________
                           Three Months Ended    Nine Months Ended
                             January 31,           January 31,
                           1999       2000       1999     2000
                           ----       ----       ----     ----
Revenues:
Mineral royalties            -          -        20,000     3,417
Interest                      763        367      3,022     1,385
                          -------    -------    -------   -------
                              763        367     23,022     4,802
                          -------    -------    -------   -------
Expenses:
Unallocated exploration
   expenses and rentals       878      4,200      2,028     7,260
General and
   administrative          13,071     13,225     43,894    39,178
                          -------     ------    -------   -------
Total expenses             13,949     17,425     45,922    46,438
                          -------     ------    -------   -------
Net earnings (loss)       (13,186)   (17,058)   (22,900)  (41,636)
                          =======     ======    =======   =======

Net earnings (loss) per
share is less than $.005
per share in each period

See accompanying notes to unaudited financial statements.

INTERMOUNTAIN RESOURCES, INC.

STATEMENTS OF CASH FLOWS (Unaudited)
_________________________________________________________________
                                           Nine Months Ended
                                               January 31,
                                              1999     2000
                                              ----     ----
Cash provided by (used in) operating
activities:
Net earnings (loss)                        (22,900)  (41,636)
Increase (decrease) in current liabilities ( 6,206)     -
                                           --------  -------
Net cash provided by (used in) operations  (29,106)  (41,636)

Investing activities--Mineral properties   (   476)     -

Cash at beginning of period                117,281    75,123
                                           --------  -------
Cash at end of period                       87,699    33,487
                                           =======   =======

See accompanying notes to unaudited financial statements.

INTERMOUNTAIN RESOURCES, INC.

Notes To Unaudited Financial Statements
January 31, 2000
 _________________________________________________________________

1. The financial statements as of January 31, 2000 are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation.

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

   MANAGEMENT ANALYSIS AND DISCUSSION OF FINANCIAL STATEMENTS

     The Iron Point prospect was leased out during 1996. The lease generated $20,000 during the nine months ended January 31, 1999. The lease was terminated by the Lessee effective June 30, 1999 so no revenue was received during the current fiscal year.

     Unallocated exploration and rental expenses were somewhat higher for the quarter and nine-months ended January 31, 1999 as a result of claim block adjustments during the current year. General and administrative expenses were comparable for the quarter and slightly higher during the nine-month period due primarily to professional fees incurred for an independent audit as of April 30, 1998.

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

Dated:  March 2, 2000              INTERMOUNTAIN RESOURCES, INC.
                                   (a Nevada corporation)

                                   /s/L. W. Watson
                                   ------------------------
                                   L. W. Watson, President,
                                   Treasurer, and principal
                                   accounting officer