Form 10-Q
period 2000-07-31
INTERMOUNTAIN RESOURCES INC
filed 2000-09-12
CIK 320166

Form 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly period ended     July 31, 2000

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

13,700,000 shares of Common Stock, $.01 par value at July 31,
2000

INTERMOUNTAIN RESOURCES, INC.

BALANCE SHEETS
(Unaudited)

                                      April 30,      July 31,
ASSETS                                  2000           2000
                                        ----           ----
Current asset - Cash                   20,832         88,650
Mineral properties                      6,513            513
                                      -------        -------
                                       27,345         89,163
                                      =======        =======
LIABILITIES AND STOCKHOLDERS'
EQUITY

Stockholders' equity:
Common stock, par value $.01 per share.
Authorized 25,000,000 shares; issued
and outstanding 13,700,000 shares     137,000        137,000
Additional paid in capital          1,351,318      1,351,318
Accumulated deficit                (1,460,973)    (1,399,155)
                                  -----------     ----------
                                       27,345         89,163
                                  -----------     ----------
                                       27,345         89,163
                                  ===========     ==========
See accompanying notes to unaudited financial statements
_________________________________________________________________

INTERMOUNTAIN RESOURCES, INC.

STATEMENTS OF OPERATIONS
(Unaudited)

                                   Three Months Ended July 31,
                                         1999           2000
                                         ----           ----
Revenues - Mining activities            3,417         80,000
         - Interest                       578            692
                                      -------        -------
Total revenues                          3,995         80,692
                                      -------        -------
General and administrative expenses    12,408         12,874
Write off of mineral property            -             6,000
                                      --------       --------
Net earnings (loss)                   ( 8,413)        61,818
                                      ========       ========

Net earnings (loss) per share is less
than $.005 per share in each period.

See accompanying notes to unaudited financial statements.
-----------------------------------------------------------------

INTERMOUNTAIN RESOURCES, INC.

STATEMENTS OF CASH FLOWS
(Unaudited)
-----------------------------------------------------------------
                                   Three Months Ended July 31,
                                   ---------------------------
                                         1999           2000
                                         ----           ----
Cash provided by (used in) operating
activities:
   Net earnings (loss)                ( 8,413)       61,818
   Write off of mineral property         -            6,000
                                      -------       --------
   Net cash provided by (used in)
   operations                         ( 8,413)       67,818
Cash at beginning of period            75,123        20,832
                                       ------       -------
Cash at end of period                  66,710        88,650
                                       ======        ======

See accompanying notes to unaudited financial statements.
__________________________________________________________

INTERMOUNTAIN RESOURCES, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS
July 31, 2000
1. The financial statements as of July 31, 2000 are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation.

2. As disclosed in the Forms 10-K for the years April 30, 1994,through 2000, the U.S. Forest Service has determined a release of hazardous substances covered under the Comprehensive Environmental Response, Compensation, and Liability Act occurred at Siskon Mine, a property which the Company once had under option. The Company is not aware of any developments in this matter since the filing of the April
30, 2000 Form 10-K.

3. Reference is made to the Company's annual financial statements for the year ended April 30, 2000 for a description of its accounting policies which have continued without change. Also, refer to the footnotes to those financial statements for additional details of the Company's financial condition and results of operations. The details in those notes have not changed except as a result of normal transactions in the interim.

   Management Analysis and Discussion of Financial Statements
   ----------------------------------------------------------
     Interest income earned on invested cash balances was comparable for both quarters. Mining revenues were $80,000 compared to $3,400. The Company, on June 13, 2000, sold its patented mining claims in the Aurora Mining District, Mineral County, NV for $80,000. This transaction resulted in a gain of approximately $74,000 for financial statement purposes but only about $6,000 for income tax purposes.
The Company has no current expectation that any other similar transaction will occur. General and administrative expenses for the quarter were comparable to those of the prior year. The $6,000 write off of mineral property represents the value at which the claims in the Aurora Mining District were carried on the Company's balance sheet.

                            SIGNATURE

     Pursuant to the requirements of the Securities and Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated:  September 12, 2000         INTERMOUNTAIN RESOURCES, INC.
                                   (a Nevada corporation)

                                    By /s/L. W. Watson
                                    L. W. Watson, President,
                                    Treasurer, and principal
                                    accounting officer