Form 10-Q
period 2000-10-31
INTERMOUNTAIN RESOURCES INC
filed 2000-11-21
CIK 320166

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended October 31, 2000

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

13,700,000 shares of Common Stock, $.01 par value at October 31,
2000


INTERMOUNTAIN RESOURCES, INC.

BALANCE SHEETS (Unaudited)
_________________________________________________________________
                                         April 30,    October 31,
ASSETS:                                    2000           2000
                                           ----           ----
Current asset - Cash                        20,832         64,859
Mineral Properties                           6,513            513
                                          --------       --------
                                            27,345         65,372
                                          ========       ========
LIABILITIES AND EQUITIES:

Stockholders' equity:
Common stock, par value $.01 per share.
Authorized 25,000,000 shares; issued
and outstanding 13,700,000 shares          137,000        137,000
Additional paid-in capital               1,351,318      1,351,318
Accumulated deficit                     (1,460,973)    (1,422,946)
                                       -----------    -----------
                                            27,345         65,372
                                       -----------    -----------
                                            27,345         65,372
                                       ===========    ===========

See accompanying notes to unaudited financial statements.

INTERMOUNTAIN RESOURCES, INC.

STATEMENTS OF OPERATIONS (Unaudited)
_________________________________________________________________
                           Three Months Ended    Six Months Ended
                             October 31,           October 31,
                           1999       2000       1999     2000
                           ----       ----       ----     ----
Revenues:
Mining activities            -          -         3,417    80,000
Interest                      439        905      1,018     1,597
                          -------     ------     ------    ------
                              439        905      4,435    81,597
                          -------     ------     ------    ------
Expenses:
Unallocated exploration
expenses and rentals        3,060      3,060      3,060     3,060
General and
administrative             13,545     21,636     25,953    34,510
Write off of mineral
   property                  -          -          -        6,000
                          -------     ------     ------    ------
Total expenses             16,605     24,696     29,013    43,570
                          -------     ------     ------    ------
Net earnings (loss)       (16,166)   (23,791)   (24,578)   38,027
                          =======     ======     ======    ======

Net earnings (loss) per
share is less than $.005
per share in each period

See accompanying notes to unaudited financial statements.

INTERMOUNTAIN RESOURCES, INC.

STATEMENTS OF CASH FLOWS (Unaudited)
_________________________________________________________________
                                            Six Months Ended
                                               October 31,
                                              1999     2000
                                              ----     ----
Cash provided by (used in) operating
activities:
Net earnings (loss)                        (24,578)   38,027
Write off of mineral property                 -        6,000
                                            -------   ------
Net cash provided by (used in) operations  (24,578)   44,027

Cash at beginning of period                 75,123    20,832
                                            ------   -------
Cash at end of period                       50,545    64,859
                                            ======   =======

See accompanying notes to unaudited financial statements.

INTERMOUNTAIN RESOURCES, INC.

Notes To Unaudited Financial Statements
October 31, 2000
 _________________________________________________________________

1. The financial statements as of October 31, 2000 are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation.

2. As disclosed in the Forms 10-K for the years April 30, 1994, through 2000, the U. S. Forest Service has determined a release of hazardous substances covered under the Comprehensive Environmental Response, Compensation, and Liability Act occurred at Siskon Mine, a property which the Company once had under option. The Company is not aware of any developments in this matter since the filing of the April 30, 2000 Form 10-K.

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

   MANAGEMENT ANALYSIS AND DISCUSSION OF FINANCIAL STATEMENTS

	On June 13, 2000, the Company sold it patented mining claims located in the Aurora Mining District, Mineral County, NV for $80,000. This transaction resulted in a gain of approximately $74,000 for financial statement purposes but only about $6,000 for income tax purposes. The Company has no current expectation that any other similar transaction will occur.

General and administrative expenses were approximately $8,000 higher for the current year due primarily to professional fees incurred for an independent audit and an unaudited quarterly review.

                          PART II - OTHER INFORMATION

Item #6 Exhibits and Reports on Form 8-K

     a.  Exhibits

         Exhibit 27.  Financial Data Schedule

     b.  Reports on Form 8-K

         Form 8-K dated September 8, 2000 filed to report a change in Registrant's Certifying Accountant

                            SIGNATURE

     Pursuant to the requirements of the Securities and Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated:  November 21, 2000          INTERMOUNTAIN RESOURCES, INC.
                                   (a Nevada corporation)

                                   /s/L. W. Watson
                                   ------------------------
                                   L. W. Watson, President,
                                   Treasurer, and principal
                                   accounting officer