Form 10-Q
period 2001-01-31
INTERMOUNTAIN RESOURCES INC
filed 2001-03-12
CIK 320166

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended January 31, 2001


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

13,700,000 shares of Common Stock, $.01 par value at January 31,
2001


INTERMOUNTAIN RESOURCES, INC.

BALANCE SHEETS (Unaudited)
_________________________________________________________________
                                         April 30,    January 31,
ASSETS:                                    2000           2001
                                           ----           ----
Current asset - Cash                        20,832         50,813
Mineral Properties                           6,513            513
                                          --------       --------
                                            27,345         51,326
                                          ========       ========
LIABILITIES AND EQUITIES:

Stockholders' equity:
Common stock, par value $.01 per share.
Authorized 25,000,000 shares; issued
and outstanding 13,700,000 shares          137,000        137,000
Additional paid-in capital               1,351,318      1,351,318
Accumulated deficit                     (1,460,973)    (1,436,992)
                                       -----------    -----------
                                            27,345         51,326
                                       ===========    ===========

See accompanying notes to unaudited financial statements.

INTERMOUNTAIN RESOURCES, INC.

STATEMENTS OF OPERATIONS (Unaudited)
_________________________________________________________________
                           Three Months Ended    Nine Months Ended
                             January 31,           January 31,
                           2000       2001       2000     2001
                           ----       ----       ----     ----
Revenues:
Mining activities            -          -         3,417    80,000
Interest                      367        436      1,385     2,032
                          -------    -------    -------   -------
                              367        436      4,802    82,032
                          -------    -------    -------   -------
Expenses:
Unallocated exploration
   expenses and rentals     4,200        800      7,260     3,860
General and
   administrative          13,225     13,682     39,178    48,191
Write off of mineral
   property                  -          -          -        6,000
                          -------     ------    -------   -------
Total expenses             17,425     14,482     46,438    58,051
                          -------     ------    -------   -------
Net earnings (loss)       (17,058)   (14,046)   (41,636)   23,981
                          =======     ======    =======   =======

Net earnings (loss) per
share is less than $.005
per share in each period

See accompanying notes to unaudited financial statements.

INTERMOUNTAIN RESOURCES, INC.

STATEMENTS OF CASH FLOWS (Unaudited)
_________________________________________________________________
                                           Nine Months Ended
                                               January 31,
                                              2000     2001
                                              ----     ----
Cash provided by (used in) operating
activities:
Net earnings (loss)                        (41,636)   23,981
Write off of mineral property                 -        6,000
                                           --------  -------
Net cash provided by (used in) operations  (41,636)   29,981

Cash at beginning of period                 75,123    20,832
                                           --------  -------
Cash at end of period                       33,487    50,813
                                           =======   =======

See accompanying notes to unaudited financial statements.

INTERMOUNTAIN RESOURCES, INC.

Notes To Unaudited Financial Statements
January 31, 2001
 _________________________________________________________________

1. The financial statements as of January 31, 2001 are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation.

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

     Unallocated exploration and rental expenses were somewhat higher for the quarter and nine-months ended January 31, 2001 as a result of a small mapping project carried out at one Prospect during the current year. General and administrative expenses were comparable for the quarter and about $9,000 higher during the nine-month period due primarily to professional fees incurred for an independent audit as of April 30, 2000.

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

Dated:  March 9, 2001              INTERMOUNTAIN RESOURCES, INC.
                                   (a Nevada corporation)

                                   /s/L. W. Watson
                                   ------------------------
                                   L. W. Watson, President,
                                   Treasurer, and principal
                                   accounting officer