Form 10-K
period 2001-04-30
INTERMOUNTAIN RESOURCES INC
filed 2001-07-11
CIK 320166

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

                   For the fiscal year ended April 30, 2001

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

                                 Yes  X          No_____

The market value of the 7,859,000 common shares held by nonaffiliates was not determinable as of June 30, 2001, because there were no bid or asked prices available.

At June 30, 2001, there were 13,700,000 common shares (the
Registrant's only class of voting stock) outstanding.

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

       The Company owned twelve patented lode mining claims in the Aurora Mining District, Mineral County, Nevada. On June 13, 2000 these claims were sold for $80,000 cash paid at the closing.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

       No matter was submitted during the fourth quarter of the Company's fiscal year ended April 30, 2001 to a vote of shareholders, through the solicitation of proxies or otherwise.

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

       As of April 30, 2001, there were approximately 800 shareholders of record of the Company's common stock.

Item 6.  Selected Financial Data.

                                      Year Ended April 30,
Operating Summary     2001        2000       1999        1998       1997
                      ----        ----       ----        ----       ----
Total income      $ 82,322   $   5,049   $ 23,694    $172,154   $ 18,146
Net earnings (loss) 11,015     (50,498)   (35,476)     36,932    (24,709)
Net earnings (loss)
   per common share     --          --         --          --        --
Balance Sheet                           April 30,
Summary                2001        2000       1999        1998       1997
                       ----        ----       ----        ----       ----
Current assets   $   37,847  $   20,832  $  75,123    $117,281   $  2,606
Current liabilities      --          --      3,794      10,000         --
Total assets         38,360      27,345     81,637     123,319     76,387
Total liabilities        --          --      3,794      10,000         --
Equity               38,360      27,345     77,843     113,319     76,387


Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

       The following discussion should be read in conjunction with the Company's financial statements contained in Item 8 of this report.

Liquidity and Capital Resources
-------------------------------
       At April 30, 2001, the Company had working capital of $38,000. This is not a significant amount of money in the mining industry. Therefore, the Company's activities will probably continue to be essentially limited to property maintenance and compliance with regulatory matters during fiscal 2002.

       Assets at April 30, 2000 and 2001 consisted of cash and deferred costs associated with nonproducing mineral properties.
The existence of mineral reserves in commercial quantities on the Company's properties has not been determined.

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

Results of Operations
---------------------

General
-------
       The Company's mining revenues (production royalties and advance minimum royalties except in 1998 when the sale of the Sonrisa claims for $150,000 was recorded and in 2001 when the patented mining claims in the Aurora Mining District were sold for $80,000)are erratic. (The Company does not anticipate any other asset sales of this significance in the coming year.) Historically, the monies received in any one year have been a result of new leases signed during a year which are, in turn, a function of fluctuating industry interest in geographic areas in which the Company's prospects are located. Amounts received in any one year are not necessarily predictive of amounts (if any) which may be received in the future.

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

Fiscal 2001
-----------
	Mining revenues amounted to $80,000, the gross proceeds received from the sale of the patented claims in the Aurora
Mining District.

	Unallocated exploration expense decreased by $3,400 because no exploratory work was performed during the year.

	General and administrative expenses increased $13,000.
Fees for auditing services and quarterly reviews comprised
$9,000 of the increase; and the remainder consisted of small miscellaneous items.

	The $6,000 carrying value of the patented claims in the Aurora Mining District was written off as a result of the sale of those claims.

Fiscal 2000
-----------
       Mining revenues declined to $3,400, representing a final adjustment on the Iron Point lease.

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

Item 8.  Financial Statements and Supplementary Data.

       Index to Financial Statements and Supplemental Schedules

                                                                    Page
                                                                    ----
       INDEPENDENT AUDITOR'S REPORT on Financial Statements for
           the year ended April 30, 2001                             11

	 INDEPENDENT AUDITOR'S REPORT on Financial Statements for
           the years ended April 30, 2000 and 1999                   12

       Financial Statements for the Years Ended
           April 30, 2001, 2000, and 1999
           Balance Sheets                                            13
           Statements of Operations and Accumulated Deficit          14
           Statements of Cash Flows                                  15
           Notes to Financial Statements                             16

               INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Intermountain Resources, Inc.

	I have audited the accompanying balance sheet of Intermountain Resources, Inc. as of April 30, 2001, and the related statements of operations and accumulated deficit and cash flow for the year then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit. The financial statements of Intermountain Resources, Inc. at April
30, 2000 and 1999 were audited by other auditors whose report dated July 5, 2000 expressed an unqualified opinion on those statements.

	I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

	In my opinion, the financial statements referred to above present fairly, in all material respects, the Company's financial position as of April 30, 2001, and the results of its operations and its cash flow for the year then ended in conformity with generally accepted accounting principles.

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

DALE W. MCGHIE
Reno, Nevada
June 11, 2001

               INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and
Stockholders of Intermountain Resources, Inc.

     We have audited the accompanying balance sheets of Intermountain Resources, Inc. (a Nevada corporation) as of April 30, 2000 and 1999, and the related statements of operations, accumulated deficit, and cash flows for each of the two years in the period ended April 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Intermountain Resources, Inc. as of April 30, 2000 and 1999, and the results of its operations and its cash flows for each of the two years in the period ended April 30, 2000, in conformity with generally accepted accounting principles.

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

KAFOURY, ARMSTRONG & CO.

Reno, Nevada
July 5, 2000

INTERMOUNTAIN RESOURCES, INC.

BALANCE SHEETS
April 30, 2001 and 2000
-----------------------------------------------------------------------------
ASSETS                                             2001       2000
                                                 ---------   ---------
Current asset - Cash                             $ 37,847    $ 20,832
Mineral Properties (notes 1 and 3)                    513       6,513
                                                  -------     -------
                                                 $ 38,360    $ 27,345
                                                  =======     =======
LIABILITIES AND
STOCKHOLDERS' EQUITY
Contingent liabilities (note 5)                  $     --    $     --
                                                  -------     -------
Stockholders' equity:
   Common stock, par value $.01
   per share.  Authorized
   25,000,000 shares; issued
   and outstanding 13,700,000
   shares.                                       137,000     137,000
   Additional paid-in capital                  1,351,318   1,351,318
   Accumulated deficit                        (1,449,958) (1,460,973)
                                               ---------   ---------
                                                  38,360      27,345
                                               ---------   ---------
                                              $   38,360  $   27,345
                                               =========   =========
The accompanying notes are an integral part of these financial statements.

INTERMOUNTAIN RESOURCES, INC.

STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
For the years ended April 30, 2001, 2000, and 1999
-----------------------------------------------------------------------------
                                          2001         2000         1999
                                        ---------   -----------  -----------
REVENUES:
Mining revenues                          $80,000     $  3,417    $ 20,000
Interest income                            2,322        1,632       3,694
                                         -------      -------      ------
Total                                     82,322        5,049      23,694
                                         -------      -------      ------
EXPENSES:
Write down of mineral property             6,000            1          --
Unallocated exploration                    3,860        7,260       2,028
General                                   61,447       48,286      57,142
                                         -------      -------      ------
Total                                     71,307       55,547      59,170
                                         -------      -------      ------
NET INCOME (LOSS)                         11,015      (50,498)    (35,476)
ACCUMULATED DEFICIT:
  Beginning of year                   (1,460,973)  (1,410,475) (1,374,999)
                                       ---------    ---------   ---------
  End of year                        $(1,449,958) $(1,460,973)$(1,410,475)
                                       =========    =========   =========
NET INCOME (LOSS)
PER COMMON SHARE                     $    --      $    --     $    --
                                      ==========   ==========  ==========
WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING                           13,700,000   13,700,000  13,700,000
                                      ==========   ==========  ==========
The accompanying notes are an integral part of these financial statements.

INTERMOUNTAIN RESOURCES, INC.

STATEMENTS OF CASH FLOWS
For the years ended April 30, 2001, 2000, and 1999
-----------------------------------------------------------------------------
                                       2001       2000         1999
                                       ----       ----         ----
CASH PROVIDED BY
(USED IN) OPERATING
ACTIVITIES:
Net income (loss)                    $ 11,015   $(50,498)   $(35,476)
Adjustments to reconcile
net income to net cash
provided by operating
activities:
    Increase (decrease)
    in accounts payable
    and accruals                           --     (3,794)    ( 6,206)
    Write down of mineral property      6,000          1          --
                                       ------     ------      ------
Net cash provided by
(used in) operating
activities                             17,015    (54,291)    (41,682)

CASH (USED) IN INVESTING ACTIVITY          --         --     (   476)

CASH AND CASH
EQUIVALENTS -
Beginning of year                      20,832     75,123     117,281
                                      -------    -------      ------
End of year                          $ 37,847     20,832      75,123
                                      =======    =======      ======
The accompanying notes are an integral part of these financial statements.

INTERMOUNTAIN RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS
For the years ended April 30, 2001, 2000, and 1999
-----------------------------------------------------------------------------
1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

2.  GOING CONCERN

       The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company has achieved minimal earnings or incurred operating losses for several years and has minimal working capital at April 30, 2001. These factors, among others, may indicate that the Company may be unable to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and, ultimately, to attain successful operations. Significant activity beyond property maintenance would be contingent on generating additional funds through sales or leases of existing mineral prospects or through production on a property currently under lease. There is no assurance that leases can be negotiated on existing prospects and production royalties to be received during fiscal 2002, if any, are expected to be minimal. Therefore, the Company's activities may continue to be essentially limited to property maintenance and compliance with regulatory matters during fiscal 2002.

3.  MINERAL PROPERTIES

       The following tabulation shows the mineral prospect inventory of the Company and the capitalized cost associated with each prospect:

                                               2001          2000
                                               ----          ----
       Aurora                                $   --        $6,000
       Elizabeth                                476           476
       Iron Point                                 1             1
       MD                                        36            36
                                              -----        ------
       Total                                $   513       $ 6,513
                                              =====        ======
       As with most natural resource prospects, the economic worth of the above assets bears no particular relationship to their recorded cost.

4.  INCOME TAXES

       The Company provides for deferred income taxes on temporary differences between amounts reported for financial statement and income tax purposes.

       The Company's total deferred tax asset and deferred tax liability at April 30, 2001 and 2000 is as follows:

                                                 2001        2000
                                                 ----        ----
        Total deferred tax asset               $ 85,000    $116,000
        Total deferred tax liability                 --          --
                                                -------     -------
                                                 85,000     116,000
        Deferred tax asset valuation allowance ( 85,000)   (116,000)
                                                -------     -------
                                               $     --    $     --
                                                =======     =======

       The deferred tax asset as of April 30, 2001 and 2000 resulted from Federal net operating loss carryforwards and the write-down in the carrying value of one of the Company's mineral prospects. For the years ended April 30, 2001 and 2000, $88,000 and $730,000 respectively in Federal net operating losses expired and the losses will continue to expire through the year ending April 30, 2014. As the Company does not anticipate the ability to utilize the net operating losses before they expire, nor does it anticipate the ability to utilize the benefit of the write-down of the property when it is sold, a valuation allowance has been established to offset the net deferred tax asset.

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

                             Part III
                             --------
Item 10. Directors and Executive Officers of the Registrant.

       The following table sets forth certain information with respect to the directors and executive officers of the Company:

                                         Period of
                                         Service as
                   Position(s)           an Officer
Name         Age   With the Company      or Director      Term Expires
----         ---   ----------------      -----------      ------------
Lewis W.
 Watson(1)   59    Pres., Treas.         May, 1980 to     Next Annual
                   and Director          date             Meeting

Thomas C.
 Pool        59    Sec. and Director     May, 1980 to     Next Annual
                                         date             Meeting

Maurice O.
 Reiber(1)   70    Director              May, 1980 to     Next Annual
                                         August, 1982;    Meeting
                                         and June, 1984
                                         to date

Gerald G.
 Reiber(1)   64    Director              May, 1980 to     Next Annual
                                         August, 1982;    Meeting
                                         and June, 1984
                                         to date

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

Item 11.  Executive Compensation.

       Compensation paid to Lewis W. Watson during the three years ended April 30, 2001 is set forth in the following tabulation.

       Year                                        Amount
       ----                                        ------
       2001                                       $40,000
       2000                                        40,000
       1999                                        40,000

       Pursuant to a resolution of the Board of Directors dated January 1, 1995, Mr. Watson has been compensated at a rate of $40,000 per year subject to the Company's ability to pay. This arrangement has been acceptable to Mr. Watson and is deemed by the Board of Directors to be reasonable for the time and effort expended by him.

       Services performed by the president during the three fiscal years ended in 2001 included quarterly, annual and other periodic filings with Federal and state tax and regulatory authorities and presentation of data on properties and negotiations with prospective lessees and/or purchasers.

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

Item 12.  Security Ownership of Certain Beneficial Owners and
Management.

       Set forth below is certain information as of April 30, 2001 concerning the beneficial ownership of the Company's common stock by those persons known to the Company to be the beneficial owner of more than five percent of the common stock, by its directors and by its officers and directors as a group:

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

                                         Part IV
                                         -------
Item 14.  Exhibits, Financial Statement Schedules and Reports on
Form 8-K.

       (a) (1) Financial Statements The following financial statements of the Company are included in Part II, Item 8 of this
Report:

       Financial Statements for the Years Ended April 30, 2001,
2000, and 1999:
              Balance Sheets
              Statements of Operations and Accumulated Deficit
              Statements of Cash Flows
              Notes to Financial Statements

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
  (12)      Statement re:  Computation of ratios                 None
  (13)      Annual Report to security holders, Form 10-Q or
            quarterly report to security holders                 None
  (18)      Letter re: Changes in accounting principles          None
  (19)      Previously unfiled documents                         None
  (22)      Subsidiaries of the Registrant                       None
  (23)      Published report regarding matters submitted to
            vote of security holders                             None
  (24)      Consents of experts and counsel                      None
  (25)      Power of Attorney                                    None
  (28)      Additional exhibits                                  None
   (1) Filed with Registration Statement No. 2-69700 (under the Securities Act of 1933) as Exhibits 3.1 and 3.2, respectively and incorporated herein by reference.
   (2) Not required since information is ascertainable from financial statements.
       (b) No reports on Form 8-K were filed by the Company during the three months ended April 30, 2001.
       (c)    See subitem (a) (3) above.

                                       SIGNATURES

       Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           INTERMOUNTAIN RESOURCES, INC.


June 30, 2001                              By/s/ L. W. Watson
                                           L. W. Watson, President

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Intermountain Resources, Inc. and in the capacities and on the dates indicated.

June 30, 2001                               /s/ L. W. Watson
                                            L. W. Watson, President and
                                            Director (Principal Executive
                                            Officer, Principal Financial
                                            and Accounting Officer)

June 30, 2001                               /s/ Thomas C. Pool
                                            Thomas C. Pool, Director


June 28, 2001                               /s/ Maurice O. Reiber
                                            Maurice O. Reiber, Director


June 29, 2001                               /s/ Gerald G. Reiber
                                            Gerald G. Reiber, Director