Form 10-Q
period 2001-07-31
INTERMOUNTAIN RESOURCES INC
filed 2001-08-24
CIK 320166

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly period ended     July 31, 2001

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

13,700,000 shares of Common Stock, $.01 par value at July 31,
2001

INTERMOUNTAIN RESOURCES, INC.

BALANCE SHEETS


                                      April 30,      July 31,
ASSETS                                  2001           2001
                                        ----           ----
Current asset - Cash                   37,847         24,733
Mineral properties                        513            513
                                      -------        -------
                                       38,360         25,246
                                      =======        =======
LIABILITIES AND STOCKHOLDERS'
EQUITY

Stockholders' equity:
Common stock, par value $.01 per share.
Authorized 25,000,000 shares; issued
and outstanding 13,700,000 shares     137,000        137,000
Additional paid in capital          1,351,318      1,351,318
Accumulated deficit                (1,449,958)    (1,463,072)
                                  -----------     ----------
                                       38,360         25,246
                                  ===========     ==========
See accompanying notes to financial statements
_________________________________________________________________

INTERMOUNTAIN RESOURCES, INC.

STATEMENTS OF OPERATIONS


                                   Three Months Ended July 31,
                                   ---------------------------
                                       2000  	        2001
                                       ----	        ----
Revenues - Mining activities           80,000		    -
         - Interest                       692            196
                                      -------        -------
Total revenues                         80,692            196
                                      -------        -------
General and administrative expenses    12,874         13,310
Write off of mineral property           6,000             -
                                      --------       --------
Net earnings (loss)                    61,818        (13,114)
                                      ========       ========

Net earnings (loss) per share is less
than $.005 per share in each period.

See accompanying notes to financial statements.
-----------------------------------------------------------------

INTERMOUNTAIN RESOURCES, INC.

STATEMENTS OF CASH FLOWS
(Unaudited)
-----------------------------------------------------------------
                                   Three Months Ended July 31,
                                   ---------------------------
                                         2000           2001
                                         ----           ----
Cash provided by (used in) operating
activities:
   Net earnings (loss)                 61,818        (13,114)
   Write off of mineral property        6,000             -
                                      -------        --------
   Net cash provided by (used in)
   operations                          67,818        (13,114)
Cash at beginning of period            20,832         37,847
                                       ------        --------
Cash at end of period                  88,650         24,733
                                       ======        =======

See accompanying notes to financial statements.
__________________________________________________________

INTERMOUNTAIN RESOURCES, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS
July 31, 2001
1. The financial statements as of July 31, 2001 are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation.

2. As disclosed in the Forms 10-K for the years April 30, 1994, through 2001, the U.S. Forest Service has determined a release of hazardous substances covered under the Comprehensive Environmental Response, Compensation, and Liability Act occurred at Siskon Mine, a property which the Company once had under option. The Company received a letter dated July 31, 2001, from the Forest Service which stated in part, "Based on information currently available, the Forest Service has no plans to seek recovery of its response costs from Intermountain Resources, Inc."

3. Reference is made to the Company's annual financial statements for the year ended April 30, 2001 for a description of its accounting policies which have continued without change. Also, refer to the footnotes to those financial statements for additional details of the Company's financial condition and results of operations. The details in those notes have not changed except as a result of normal transactions in the interim.

   Management Analysis and Discussion of Financial Statements
   ----------------------------------------------------------
     Interest income earned on invested cash balances was comparable for both quarters. Mining revenues were nil compared to $80,000.
The Company, on June 13, 2000, sold its patented mining claims in the Aurora Mining District, Mineral County, NV for $80,000. This transaction resulted in a gain of approximately $74,000 for financial statement purposes but only about $6,000 for income tax purposes.
The Company has no current expectation that any other similar transaction will occur. General and administrative expenses for the quarter were comparable to those of the prior year. The $6,000 write off of mineral property in 2000 represented the value at which the claims in the Aurora Mining District were carried on the Company's balance sheet.

                            SIGNATURE

     Pursuant to the requirements of the Securities and Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated:  August 24, 2001            INTERMOUNTAIN RESOURCES, INC.
                                   (a Nevada corporation)

                                    By /s/L. W. Watson
                                    L. W. Watson, President,
                                    Treasurer, and principal
                                    accounting officer