Form 10-Q
period 2001-10-31
INTERMOUNTAIN RESOURCES INC
filed 2001-12-06
CIK 320166

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended October 31, 2001

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

13,700,000 shares of Common Stock, $.01 par value at October 31,
2001


INTERMOUNTAIN RESOURCES, INC.

BALANCE SHEETS
_________________________________________________________________
                                         April 30,    October 31,
ASSETS:                                    2001           2001
                                          Audited       Unaudited
                                          -------       ---------
Current asset - Cash                        37,847          9,108
Mineral Properties                             513            513
                                          --------       --------
                                            38,360          9,621
                                          ========       ========
LIABILITIES AND EQUITIES:

Stockholders' equity:
Common stock, par value $.01 per share.
Authorized 25,000,000 shares; issued
and outstanding 13,700,000 shares          137,000        137,000
Additional paid-in capital               1,351,318      1,351,318
Accumulated deficit                     (1,449,958)    (1,478,697)
                                       -----------    -----------
                                            38,360          9,621
                                       -----------    -----------
                                            38,360          9,621
                                       ===========    ===========

See accompanying notes to unaudited financial statements.

INTERMOUNTAIN RESOURCES, INC.

STATEMENTS OF OPERATIONS (Unaudited)
_________________________________________________________________
                           Three Months Ended    Six Months Ended
                             October 31,           October 31,
                           2000       2001       2000      2001
                           ----       ----       ----      ----
Revenues:
Mining activities            -          -        80,000       -
Interest                      905         80      1,597        276
                          -------     ------     ------     ------
                              905         80     81,597        276
                          -------     ------     ------     ------
Expenses:
Unallocated exploration
expenses and rentals        3,060      2,688      3,060      2,688
General and
administrative             21,636     13,017     34,510     26,327
Write off of mineral
   property                  -          -         6,000       -
                          -------     ------     ------     ------
Total expenses             24,696     15,705     43,570     29,015
                          -------     ------     ------     ------
Net earnings (loss)       (23,791)   (15,625)    38,027    (28,739)
Accumulated deficit-
   Beginning of period (1,399,155)(1,463,072)(1,460,973)(1,449,958)
                        ---------  ---------  ---------  ---------
   End of period       (1,422,946)(1,478,697)(1,422,946)(1,478,697)
                        =========  =========  =========  =========

Net earnings (loss) per
share is less than $.005
per share in each period

See accompanying notes to unaudited financial statements.

INTERMOUNTAIN RESOURCES, INC.

STATEMENTS OF CASH FLOWS (Unaudited)
_________________________________________________________________
                                            Six Months Ended
                                               October 31,
                                              2000     2001
                                              ----     ----
Cash provided by (used in) operating
activities:
Net earnings (loss)                         38,027   (28,739)
Write off of mineral property                6,000      -
                                            -------   ------
Net cash provided by (used in) operations   44,027   (28,739)
Cash flows from investment activities         -         -
Cash flows from financing activities          -         -
Cash at beginning of period                 20,832    37,847
                                            ------   -------
Cash at end of period                       64,859     9,108
                                            ======   =======

See accompanying notes to unaudited financial statements.

INTERMOUNTAIN RESOURCES, INC.

Notes To Unaudited Financial Statements
October 31, 2001
 _________________________________________________________________

1. The financial statements as of October 31, 2001 are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation.

2. As disclosed in the Forms 10-K for the years April 30, 1994, through 2001, the U. S. Forest Service has determined a release of hazardous substances covered under the Comprehensive Environmental Response, Compensation, and Liability Act occurred at Siskon Mine, a property which the Company once had under option. The Company received a letter dated July 31, 2001, from the Forest Service which stated in part, "Based on information currently available, the Forest Service has no plans to seek recovery of its response costs from Intermountain Resources, Inc."

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

   MANAGEMENT ANALYSIS AND DISCUSSION OF FINANCIAL STATEMENTS

	Interest income earned on invested cash balances was lower in the current year due to lower cash balances as well as lower interest rates. Mining revenues were nil compared to $80,000 in the prior year. The Company, on June 13, 2000, sold it patented mining claims in the Aurora Mining District, Mineral County, NV for $80,000. This transaction resulted in a gain of approximately $74,000 for financial statement purposes but only about $6,000 for income tax purposes. The
Company has no current expectation that any other similar transaction will occur.

General and administrative expenses for the current year were lower primarily due to reduced professional fees incurred. The $6,000 write off of mineral property in 2000 represented the value at which the claims in the Aurora Mining District were carried on the Company's balance sheet.

                            SIGNATURE

     Pursuant to the requirements of the Securities and Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: December 4, 2001            INTERMOUNTAIN RESOURCES, INC.
                                   (a Nevada corporation)

                                   /s/L. W. Watson
                                   ------------------------
                                   L. W. Watson, President,
                                   Treasurer, and principal
                                   accounting officer