Form 10-K
period 2002-04-30
INTERMOUNTAIN RESOURCES INC
filed 2002-06-05
CIK 320166

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

                   For the fiscal year ended April 30, 2002

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

                                 Yes  X          No_____

The market value of the 7,859,000 common shares held by nonaffiliates was not determinable as of May 31, 2002, because there were no bid or asked prices available.

At May 31, 2002, there were 13,700,000 common shares (the
Registrant's only class of voting stock) outstanding.

Documents incorporated by reference:  None
There are no exhibits filed herewith.

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

       The Company's operations have been oriented toward the acquisition of possessory, leasehold, or fee simple interests in nonproducing mineral prospects. In light of the Company's limited financial resources, there are no present plans to acquire interests in additional nonproducing mineral properties. A Board of Directors meeting was held May 1, 2002, to consider the future of the Company. A consensus was reached that the Company should seek some individual or group who would be interested in taking control of the Company and recapitalizing it.

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

       The Company's business in the areas in which it holds property is generally not seasonal in nature although operations may be subject to periodic interruptions due to weather conditions.

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

       The Iron Point Prospect consisting of some 13 full or fractional unpatented claims owned by the Company is located in Humboldt County, Nevada.

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

	There is no active market for the Company's common stock, $.01 par value.

       The Company has not, since inception, paid dividends on its common stock, nor does the Company contemplate paying dividends in the foreseeable future. The Company intends to utilize any profits it may generate for its business operations.

       As of April 30, 2002, there were approximately 800 shareholders of record of the Company's common stock.

Item 6.  Selected Financial Data.

                                      Year Ended April 30,
Operating Summary     2002        2001       2000        1999       1998
                      ----        ----       ----        ----       ----
Total income      $    299   $  82,322   $  5,049    $ 23,694   $172,154
Net earnings (loss)(31,308)     11,015    (50,498)    (35,476)    36,932
Net earnings (loss)
   per common share     --          --         --          --        --
Balance Sheet                           April 30,
Summary                2002        2001       2000        1999       1998
                       ----        ----       ----        ----       ----
Current assets   $    6,539  $   37,847  $  20,832    $ 75,123   $117,281
Current liabilities      --          --         --       3,794     10,000
Total assets          7,052      38,360     27,345      81,637    123,319
Total liabilities        --          --         --       3,794     10,000
Equity                7,052      38,360     27,345      77,843    113,319


Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

       The following discussion should be read in conjunction with the Company's financial statements contained in Item 8 of this report.





Liquidity and Capital Resources
-------------------------------
       At April 30, 2002, the Company had working capital of $6,500. This is not a significant amount of money in the mining industry. Therefore, the Company's activities will probably continue to be essentially limited to property maintenance and compliance with regulatory matters during fiscal
2003 unless some individual or group takes control of the Company and recapitalizes it.

       Assets at April 30, 2002 and 2001 consisted of cash and deferred costs associated with nonproducing mineral properties.
The existence of mineral reserves in commercial quantities on the Company's properties has not been determined.

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

       Gold prices have been in the $300 per ounce range (or less) for some time. At such price levels, it is difficult to engender much interest on the part of major mining companies in leasing undeveloped exploration prospects such as those owned by the Company.

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


Fiscal 2002
-----------
	There were no mining revenues during the year.

	Unallocated exploration expense (primarily Federal delay rentals on unpatented claims) amounted to $2,688 for the year.

	General and administrative expenses decreased $32,000. Salary expense was $20,000 less than in the prior year; professional fees (primarily audit expense) were $8,000 less than in the prior year; the remainder of the decrease consisted of small miscellaneous items.

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

Item 8.  Financial Statements and Supplementary Data.

       Index to Financial Statements and Supplemental Schedules

                                                                    Page
                                                                    ----
       INDEPENDENT AUDITOR'S REPORT on Financial Statements for
           the years ended April 30, 2002 and 2001                   11

	 INDEPENDENT AUDITOR'S REPORT on Financial Statements for
           the year ended April 30, 2000                             12

       Financial Statements for the Years Ended
           April 30, 2002, 2001, and 2000
           Balance Sheets                                            13
           Statements of Operations and Accumulated Deficit          14
           Statements of Cash Flows                                  15
           Notes to Financial Statements                             16

               INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Intermountain Resources, Inc.

	I have audited the accompanying balance sheets of Intermountain Resources, Inc. as of April 30, 2002 and 2001, and the related statements of operations and accumulated deficit and cash flow for each of the two years then ended.
These financial statements are the responsibility of the Company's management.
My responsibility is to express an opinion on these financial statements based on my audit.

	I conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

	In my opinion, the financial statements referred to above present fairly, in all material respects, the Company's financial position as of April 30, 2002 and 2001, and the results of its operations and its cash flow for each of the two years then ended in conformity with generally accepted accounting principles.

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

DALE W. MCGHIE
Reno, Nevada
May 17, 2002

               INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and
Stockholders of Intermountain Resources, Inc.

     We have audited the accompanying balance sheet of Intermountain Resources, Inc. (a Nevada corporation) as of April 30, 2000, and the related statements of operations, accumulated deficit, and cash flows for the year ended April 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Intermountain Resources, Inc. as of April 30, 2000, and the results of its operations and its cash flows for the year ended April 30, 2000, in conformity with generally accepted accounting principles.

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

KAFOURY, ARMSTRONG & CO.

Reno, Nevada
July 5, 2000

INTERMOUNTAIN RESOURCES, INC.

BALANCE SHEETS
April 30, 2002 and 2001
-----------------------------------------------------------------------------
ASSETS                                             2002       2001
                                                 ---------   ---------
Current asset - Cash                             $  6,539    $ 37,847
Mineral Properties (notes 1 and 3)                    513         513
                                                  -------     -------
                                                 $  7,052    $ 38,360
                                                  =======     =======
LIABILITIES AND
STOCKHOLDERS' EQUITY
Contingent liabilities (note 5)                  $     --    $     --
                                                  -------     -------
Stockholders' equity:
   Common stock, par value $.01
   per share.  Authorized
   25,000,000 shares; issued
   and outstanding 13,700,000
   shares.                                       137,000     137,000
   Additional paid-in capital                  1,351,318   1,351,318
   Accumulated deficit                        (1,481,266) (1,449,958)
                                               ---------   ---------
                                                   7,052      38,360
                                               ---------   ---------
                                              $    7,052  $   38,360
                                               =========   =========
The accompanying notes are an integral part of these financial statements.

INTERMOUNTAIN RESOURCES, INC.

STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
For the years ended April 30, 2002, 2001, and 2000
---------------------------------------------------------------------------
                                          2002         2001         2000
                                        ---------   -----------  -----------
REVENUES:
Mining revenues                          $    --     $ 80,000    $  3,417
Interest income                              299        2,322       1,632
                                         -------      -------      ------
Total                                        299       82,322       5,049
                                         -------      -------      ------
EXPENSES:
Write down of mineral property                --        6,000           1
Unallocated exploration                    2,688        3,860       7,260
General                                   28,919       61,447      48,286
                                         -------      -------      ------
Total                                     31,607       71,307      55,547
                                         -------      -------      ------
NET INCOME (LOSS)                        (31,308)      11,015     (50,498)
ACCUMULATED DEFICIT:
  Beginning of year                   (1,449,958)  (1,460,973) (1,410,475)
                                       ---------    ---------   ---------
  End of year                        $(1,481,266) $(1,449,958)$(1,460,973)
                                       =========    =========   =========
NET INCOME (LOSS)
PER COMMON SHARE                     $    --      $    --     $    --
                                      ==========   ==========  ==========
WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING                           13,700,000   13,700,000  13,700,000
                                      ==========   ==========  ==========
The accompanying notes are an integral part of these financial statements.

INTERMOUNTAIN RESOURCES, INC.

STATEMENTS OF CASH FLOWS
For the years ended April 30, 2001, 2000, and 1999
-----------------------------------------------------------------------------
                                       2002       2001         2000
                                       ----       ----         ----
CASH PROVIDED BY
(USED IN) OPERATING
ACTIVITIES:
Net income (loss)                    $(31,308)  $ 11,015    $(50,498)
Adjustments to reconcile
net income to net cash
provided by operating
activities:
    Increase (decrease)
    in accounts payable
    and accruals                           --         --     ( 3,794)
    Write down of mineral property         --      6,000           1
                                       ------     ------      ------
Net cash provided by
(used in) operating
activities                            (31,308)    17,015     (54,291)

CASH (USED) IN INVESTING ACTIVITY          --         --          --

CASH AND CASH
EQUIVALENTS -
Beginning of year                      37,847     20,832      75,123
                                      -------    -------      ------
End of year                          $  6,539     37,847      20,832
                                      =======    =======      ======
The accompanying notes are an integral part of these financial statements.

INTERMOUNTAIN RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS
For the years ended April 30, 2002, 2001, and 2000
-----------------------------------------------------------------------------
1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Comprehensive Income Items: Companies are required to present comprehensive income (consisting primarily of net income plus other direct equity charges and credits) and its components as part of the basic financial statements. The Company's financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

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

2.  GOING CONCERN

       The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company has achieved minimal earnings or incurred operating losses for several years and has minimal working capital at April 30, 2002. These factors, among others, may indicate that the Company may be unable to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and, ultimately, to attain successful operations. Significant activity beyond property maintenance would be contingent on generating additional funds through sales or leases of existing mineral prospects or through production on a property currently under lease. There is no assurance that leases can be negotiated on existing prospects and production royalties to be received during fiscal 2003, if any, are expected to be minimal. Therefore, the Company's activities may continue to be essentially limited to property maintenance and compliance with regulatory matters during fiscal 2003 unless some individual or group takes control of the Company and recapitalizes it.

3.  MINERAL PROPERTIES

       The following tabulation shows the mineral prospect inventory of the Company and the capitalized cost associated with each prospect:

                                               2002          2001
                                               ----          ----
       Elizabeth                            $   476      $    476
       Iron Point                                 1             1
       MD                                        36            36
                                              -----        ------
       Total                                $   513       $   513
                                              =====        ======
       As with most natural resource prospects, the economic worth of the above assets bears no particular relationship to their recorded cost.

4.  INCOME TAXES

       The Company provides for deferred income taxes on temporary differences between amounts reported for financial statement and income tax purposes.

       The Company's total deferred tax asset and deferred tax liability at April 30, 2002 and 2001 is as follows:

                                                 2002        2001
                                                 ----        ----
        Total deferred tax asset               $105,000    $ 85,000
        Total deferred tax liability                 --          --
                                                -------     -------
                                                105,000      85,000
        Deferred tax asset valuation allowance (105,000)   ( 85,000)
                                                -------     -------
                                               $     --    $     --
                                                =======     =======

       The deferred tax asset as of April 30, 2002 and 2001 resulted from
	 Federal net operating loss carryforwards. For the years ended April 30, 2002 and 2001, $25,000 and $88,000 respectively in Federal net operating losses expired and the losses will continue to expire through the year ending April 30, 2022. As the Company does not anticipate the ability to utilize the net operating losses before they expire, a valuation allowance has been established to offset the net deferred tax asset.

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

                             Part III
                             --------
Item 10. Directors and Executive Officers of the Registrant.

       The following table sets forth certain information with respect to the directors and executive officers of the Company:

                                         Period of
                                         Service as
                   Position(s)           an Officer
Name         Age   With the Company      or Director      Term Expires
----         ---   ----------------      -----------      ------------
Lewis W.
 Watson(1)   60    Pres., Treas.         May, 1980 to     Next Annual
                   and Director          date             Meeting

Thomas C.
 Pool        60    Sec. and Director     May, 1980 to     Next Annual
                                         date             Meeting

Maurice O.
 Reiber(1)   71    Director              May, 1980 to     Next Annual
                                         August, 1982;    Meeting
                                         and June, 1984
                                         to date

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

Item 11.  Executive Compensation.

       Compensation paid to Lewis W. Watson during the three years ended April 30, 2001 is set forth in the following tabulation.

       Year                                        Amount
       ----                                        ------
       2002                                       $20,000
       2001                                        40,000
       2000                                        40,000

       Pursuant to a resolution of the Board of Directors dated January 1, 1995, Mr. Watson has been compensated at a rate of $40,000 per year subject to the Company's ability to pay. This arrangement has been acceptable to Mr. Watson and is deemed by the Board of Directors to be reasonable for the time and effort expended by him.

       Services performed by the president during the three fiscal years ended in 2002 included quarterly, annual and other periodic filings with Federal and state tax and regulatory authorities and presentation of data on properties and negotiations with prospective lessees and/or purchasers.

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

Item 12.  Security Ownership of Certain Beneficial Owners and
Management.

       Set forth below is certain information as of April 30, 2002 concerning the beneficial ownership of the Company's common stock by those persons known to the Company to be the beneficial owner of more than five percent of the common stock, by its directors and by its officers and directors as a group:

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

       The Company knows of no arrangements, including any pledge of securities, which might at a subsequent date result in a change of control of the Company. However, in the event of a purchase of control by other persons, or a merger, the shareholders and management listed above would no longer own the percentages set forth above, and shareholders would then be subject to decisions by the new control parties.

Item 13.  Certain Relationships and Related Transactions.
       The information required by this item is contained in Item
11 above.

                                         Part IV
                                         -------
Item 14.  Exhibits, Financial Statement Schedules and Reports on
Form 8-K.

       (a) (1) Financial Statements The following financial statements of the Company are included in Part II, Item 8 of this
Report:
Financial Statements for the Years Ended April 30, 2002,
2001, and 2000:
              Balance Sheets
              Statements of Operations and Accumulated Deficit
              Statements of Cash Flows
              Notes to Financial Statements

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
  (12)      Statement re:  Computation of ratios                 None
  (13)      Annual Report to security holders, Form 10-Q or
            quarterly report to security holders                 None
  (16)      Letter re: Change in certifying accountants          None
  (18)      Letter re: Changes in accounting principles          None
  (21)      Subsidiaries of the Registrant                       None
  (22)      Published report regarding matters submitted to
            vote of security holders                             None
  (23)      Consents of experts and counsel                      None
  (24)      Power of Attorney                                    None
  (99)      Additional exhibits                                  None
   (1) Filed with Registration Statement No. 2-69700 (under the Securities Act of 1933) as Exhibits 3.1 and 3.2, respectively and incorporated herein by reference.
   (2) Not required since information is ascertainable from financial statements.
       (b) No reports on Form 8-K were filed by the Company during the three months ended April 30, 2002.

                                       SIGNATURES

       Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                           INTERMOUNTAIN RESOURCES, INC.

May 31, 2002                               By/s/ L. W. Watson
                                           L. W. Watson, President

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Intermountain Resources, Inc. and in the capacities and on the dates indicated.

May 31, 2002                                /s/ L. W. Watson
                                            L. W. Watson, President and
                                            Director (Principal Executive
                                            Officer, Principal Financial
                                            and Accounting Officer)

May 31, 2002                                /s/ Thomas C. Pool
                                            Thomas C. Pool, Director

                                            Maurice O. Reiber, Director


May 30, 2002                                /s/ Gerald G. Reiber
                                            Gerald G. Reiber, Director