Form 10-Q
period 2002-07-31
INTERMOUNTAIN RESOURCES INC
filed 2002-08-29
CIK 320166

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly period ended     July 31, 2002

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

13,700,000 shares of Common Stock, $.01 par value at July 31,
2002

INTERMOUNTAIN RESOURCES, INC.

BALANCE SHEETS


                                      April 30,      July 31,
ASSETS                                  2002           2002
                                        ----           ----
Current asset - Cash                    6,539          3,526
Mineral properties                        513            513
                                      -------        -------
                                        7,052          4,039
                                      =======        =======
LIABILITIES AND STOCKHOLDERS'
EQUITY

Stockholders' equity:
Common stock, par value $.01 per share.
Authorized 25,000,000 shares; issued
and outstanding 13,700,000 shares     137,000        137,000
Additional paid in capital          1,351,318      1,351,318
Accumulated deficit                (1,481,266)    (1,484,279)
                                  -----------     ----------
                                        7,052          4,039
                                  ===========     ==========
See accompanying notes to financial statements
_________________________________________________________________

INTERMOUNTAIN RESOURCES, INC.

STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT


                                   Three Months Ended July 31,
                                   ---------------------------
                                       2001  	        2002
                                       ----	        ----
Revenues - Interest                       196             -
                                      -------        -------
Total revenues                            196             -
                                      -------        -------
General and administrative expenses    13,310          3,013
                                      --------       --------
Net earnings (loss)                   (13,114)        (3,013)
Accumulated deficit:
   Beginning of period             (1,449,958)    (1,481,266)
                                    ---------      ----------
   End of period                   (1,463,072)    (1,484,279)
                                    ==========     ==========

Net earnings (loss) per share is less
than $.005 per share in each period.

See accompanying notes to financial statements.
-----------------------------------------------------------------

INTERMOUNTAIN RESOURCES, INC.

STATEMENTS OF CASH FLOWS
(Unaudited)
-----------------------------------------------------------------
                                   Three Months Ended July 31,
                                   ---------------------------
                                         2001           2002
                                         ----           ----
Cash provided by (used in) operating
activities:
   Net earnings (loss)                (13,114)       ( 3,013)
                                       -------        --------
   Net cash provided by (used in)
   operations                         (13,114)       ( 3,013)
Cash at beginning of period            37,847          6,539
                                       ------        --------
Cash at end of period                  24,733          3,526
                                       ======        =======

See accompanying notes to financial statements.
__________________________________________________________

INTERMOUNTAIN RESOURCES, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS
July 31, 2002
1. The financial statements as of July 31, 2002 are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation.

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

3. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company has achieved minimal earnings or incurred operating losses for several years and has minimal working capital at July 31, 2002. These factors, among others, may indicate that the Company may be unable to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and, ultimately, to attain successful operations unless some individual or group takes control of the Company and recapitalizes it.

4. Reference is made to the Company's annual financial statements for the year ended April 30, 2002 for a description of its accounting policies which have continued without change. Also, refer to the footnotes to those financial statements for additional details of the Company's financial condition and results of operations. The details in those notes have not changed except as a result of normal transactions in the interim.

   Management Analysis and Discussion of Financial Statements
   ----------------------------------------------------------
	The financial statements depict the essentially dormant state of the Company. As reported in the Form 10-K for the year ended April 30, 2002, a Board of Directors meeting was held May 1, 2002, to consider the future of the Company. A consensus was reached that the Company should seek some individual or group who would be interested in taking control of the Company and recapitalizing it.

                            SIGNATURE

     Pursuant to the requirements of the Securities and Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated:  August 29, 2002            INTERMOUNTAIN RESOURCES, INC.
                                   (a Nevada corporation)

                                    By /s/L. W. Watson
                                    L. W. Watson, President,
                                    Treasurer, and principal
                                    accounting officer