Form 10-Q
period 2002-10-31
INTERMOUNTAIN RESOURCES INC
filed 2002-12-12
CIK 320166

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended October 31, 2002

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

13,700,000 shares of Common Stock, $.01 par value at October 31,
2002


INTERMOUNTAIN RESOURCES, INC.

BALANCE SHEETS
_________________________________________________________________
                                         April 30,    October 31,
ASSETS:                                    2002           2002
                                          Audited       Unaudited
                                          -------       ---------
Current asset - Cash                         6,539          2,557
Mineral Properties                             513            -
                                          --------       --------
                                             7,052          2,557
                                          ========       ========
LIABILITIES AND EQUITIES:

Stockholders' equity:
Common stock, par value $.01 per share.
Authorized 25,000,000 shares; issued
and outstanding 13,700,000 shares          137,000        137,000
Additional paid-in capital               1,351,318      1,351,318
Accumulated deficit                     (1,481,266)    (1,485,761)
                                       -----------    -----------
                                             7,052          2,557
                                       -----------    -----------
                                             7,052          2,557
                                       ===========    ===========

See accompanying notes to unaudited financial statements.

INTERMOUNTAIN RESOURCES, INC.

STATEMENTS OF OPERATIONS (Unaudited)
_________________________________________________________________
                           Three Months Ended    Six Months Ended
                             October 31,           October 31,
                           2001       2002       2001      2002
                           ----       ----       ----      ----
Revenues:
Mining activities            -          -          -          -
Interest                       80       -           276       -
                          -------     ------     ------     ------
                               80       -           276       -
                          -------     ------     ------     ------
Expenses:
Unallocated exploration
expenses and rentals        2,688       -         2,688       -
General and
administrative             13,017        969     26,327      3,982
Write off of mineral
   property                  -           513       -           513
                          -------     ------     ------     ------
Total expenses             15,705      1,482     29,015      4,495
                          -------     ------     ------     ------
Net earnings (loss)       (15,625)   ( 1,482)   (28,739)    (4,495)
Accumulated deficit-
   Beginning of period (1,463,072)(1,484,279)(1,449,958)(1,481,266)
                        ---------  ---------  ---------  ---------
   End of period       (1,478,697)(1,485,761)(1,478,697)(1,485,761)
                        =========  =========  =========  =========

Net earnings (loss) per
share is less than $.005
per share in each period

See accompanying notes to unaudited financial statements.

INTERMOUNTAIN RESOURCES, INC.

STATEMENTS OF CASH FLOWS (Unaudited)
_________________________________________________________________
                                            Six Months Ended
                                               October 31,
                                              2001     2002
                                              ----     ----
Cash provided by (used in) operating
activities:
Net earnings (loss)                        (28,739)  ( 4,495)
Write off of mineral property                 -          513
                                            -------   ------
Net cash provided by (used in) operations  (28,739)  ( 3,982)
Cash flows from investment activities         -         -
Cash flows from financing activities          -         -
Cash at beginning of period                 37,847     6,539
                                            ------   -------
Cash at end of period                        9,108     2,557
                                            ======   =======

See accompanying notes to unaudited financial statements.

INTERMOUNTAIN RESOURCES, INC.

Notes To Unaudited Financial Statements
October 31, 2002
 _________________________________________________________________

1. The financial statements as of October 31, 2002 are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation.

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

3. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company has achieved minimal earnings or incurred operating losses for several years and has minimal working capital at October 31, 2002. These factors, among others, may indicate that the Company may be unable to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and, ultimately, to attain successful operations unless some individual or group takes control of the company and recapitalizes it.

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

   MANAGEMENT ANALYSIS AND DISCUSSION OF FINANCIAL STATEMENTS

General and administrative expenses for the current year were lower primarily due to cessation of salary and payroll tax expense. The $513 write off of mineral property in 2002 represented the value at which the remaining unpatented claims (which were not renewed at August 31, 2002) were carried on the Company's balance sheet.

	The financial statements depict the essentially dormant state of the Company. As reported in the Form 10-K for the year ended April 30, 2002, a Board of Directors meeting was held May 1, 2002, to consider the future of the Company. A consensus was reached that the Company should seek some individual or group who would be interested in taking control of the Company and recapitalizing it.

                            MARKET RISK

	Required disclosures concerning market risk are not applicable.

                     CONTROLS AND PROCEDURES

	The registrant's principal executive officer and principal financial officer (the same individual) have concluded that the registrant's disclosure controls and procedures as of October 31, 2002 are adequate for the level of activity carried on by the registrant. There have been no significant changes in the registrant's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

	The "CERTIFICATION" appended hereto as required by SEC Release No. 33-8124 is in the form "exactly as specified" in that Release. However, the reader of this Form 10-Q is cautioned that the registrant has no other certifying officer(s), no consolidated subsidiaries, no unconsolidated subsidiaries, and no audit committee (although the Board of Directors as a whole fulfills this function).

                            SIGNATURE

     Pursuant to the requirements of the Securities and Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: December 12, 2002           INTERMOUNTAIN RESOURCES, INC.
                                   (a Nevada corporation)

                                   /s/L. W. Watson
                                   ------------------------
                                   L. W. Watson, President,
                                   Treasurer, and principal
                                   accounting officer


                         CERTIFICATION

I, L. W. Watson, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Intermountain Resources, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to insure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  December 12,2002                 /s/L. W. Watson