Form 10-Q
period 2003-01-31
INTERMOUNTAIN RESOURCES INC
filed 2003-03-10
CIK 320166

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended January 31, 2003


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

13,700,000 shares of Common Stock, $.01 par value at January 31,
2003


INTERMOUNTAIN RESOURCES, INC.

BALANCE SHEETS
_________________________________________________________________
                                         April 30,    January 31,
ASSETS:                                    2002           2003
                                          Audited      Unaudited
                                           ----           ----
Current asset - Cash                         6,539            400
Mineral Properties                             513           -
                                          --------       --------
                                             7,052            400
                                          ========       ========
LIABILITIES AND EQUITIES:

Stockholders' equity:
Common stock, par value $.01 per share.
Authorized 25,000,000 shares; issued
and outstanding 13,700,000 shares          137,000        137,000
Additional paid-in capital               1,351,318      1,351,318
Accumulated deficit                     (1,481,266)    (1,487,918)
                                       -----------    -----------
                                             7,052            400
                                       ===========    ===========

See accompanying notes to unaudited financial statements.

INTERMOUNTAIN RESOURCES, INC.

STATEMENTS OF OPERATIONS (Unaudited)
_________________________________________________________________
                           Three Months Ended    Nine Months Ended
                             January 31,           January 31,
                           2002       2003       2002     2003
                           ----       ----       ----     ----
Revenues:
Mining activities            -          -          -          -
Interest                       20       -           296       -
                          -------    -------    -------    -------
                               20       -           296       -
                          -------    -------    -------    -------
Expenses:
Unallocated exploration
   expenses and rentals      -           -        2,688       -
General and
   administrative           1,457      2,157     27,784      6,139
Write off of mineral
   property                  -          -          -           513
                          -------     ------    -------    -------
Total expenses              1,457      2,157     30,472      6,652
                          -------     ------    -------    -------
Net earnings (loss)        (1,437)    (2,157)   (30,176)    (6,652)
Accumulated deficit-
   Beginning of period (1,478,697)(1,485,761)(1,449,958)(1,481,266)
                        ---------  ---------  ---------  ---------
   End of period       (1,480,134)(1,487,918)(1,480,134)(1,487,918)
                        =========  =========  =========  =========

Net earnings (loss) per
share is less than $.005
per share in each period

See accompanying notes to unaudited financial statements.

INTERMOUNTAIN RESOURCES, INC.

STATEMENTS OF CASH FLOWS (Unaudited)
_________________________________________________________________
                                           Nine Months Ended
                                               January 31,
                                              2002     2003
                                              ----     ----
Cash provided by (used in) operating
activities:
Net earnings (loss)                        (30,176)   (6,652)
Write off of mineral property                 -          513
                                           --------  -------
Net cash provided by (used in) operations  (30,176)   (6,139)

Cash at beginning of period                 37,847     6,539
                                           --------  -------
Cash at end of period                        7,671       400
                                           =======   =======

See accompanying notes to unaudited financial statements.

INTERMOUNTAIN RESOURCES, INC.

Notes To Unaudited Financial Statements
January 31, 2003
 _________________________________________________________________

1. The financial statements as of January 31, 2003 are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation.

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

3. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company has achieved minimal earnings or incurred operating losses for several years and has minimal working capital at January 31, 2003. These factors, among others, may indicate that the Company may be unable to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and, ultimately, to attain successful operations unless some individual or group takes control of the company and recapitalizes it.

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

   MANAGEMENT ANALYSIS AND DISCUSSION OF FINANCIAL STATEMENTS

General and administrative expenses for the current year were lower primarily due to cessation of salary and payroll tax expense. The $513 write off of mineral property in the current year represented the value at which the remaining unpatented claims (which were not renewed at August 31, 2002) were carried on the Company's balance sheet.

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

                     CONTROLS AND PROCEDURES

	The registrant's principal executive officer and principal financial officer (the same individual) have concluded that the registrant's disclosure controls and procedures as of January 31, 2003 are adequate for the level of activity carried on by the registrant. There have been no significant changes in the registrant's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

	The "CERTIFICATION" appended hereto as required by SEC Release No. 33-8124 is in the form "exactly as specified" in that Release. However, the reader of this Form 10-Q is cautioned that the registrant has no other certifying officer(s), no consolidated subsidiaries, no unconsolidated subsidiaries, and no audit committee (although the Board of Directors as a whole would fulfill this function on an as needed basis).

                          PART II - OTHER INFORMATION

Item #6 Exhibits and Reports on Form 8-K

     a.  Exhibits

         None

     b.  Reports on Form 8-K

         Form 8-K/A dated December 4, 2002 reporting Change in
         Registrant's Certifying Accountant


                            SIGNATURE

     Pursuant to the requirements of the Securities and Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated:  March   , 2003             INTERMOUNTAIN RESOURCES, INC.
                                   (a Nevada corporation)

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

Date:  March  , 2003                 /s/L. W. Watson