Form 10-K
period 2003-04-30
INTERMOUNTAIN RESOURCES INC
filed 2003-07-11
CIK 320166

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

                   For the fiscal year ended April 30, 2003

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

                                 Yes  X          No_____

The market value of the 7,859,000 common shares held by nonaffiliates was not determinable as of the last business day of the Registrant's most recently completed second fiscal quarter because there were no bid or asked prices available at such date.

At June 30, 2003, there were 13,700,000 common shares (the
Registrant's only class of voting stock) outstanding.

Documents incorporated by reference:  None

                                         Part I
                                         ------
Item 1.  Business.

       General
       -------
       Intermountain Resources, Inc. (the "Company"), was organized under Nevada law on May 12, 1980, for the primary purpose of acquiring, developing, and if economically warranted achieving production of precious minerals, primarily silver and gold. As of this date the Company has no mineral properties.

       The Company's operations have been oriented toward the acquisition of possessory, leasehold, or fee simple interests in nonproducing mineral prospects. In light of the Company's limited financial resources, there are no present plans to acquire interests in any nonproducing mineral properties. A
Board of Directors meeting was held May 1, 2002, to consider the future of the Company. A consensus was reached that the Company should seek some individual or group who would be interested in taking control of the Company and recapitalizing it. During the year ended April 30, 2003, preliminary discussions were held with two such groups; however, neither discussion was fruitful. Pending unforeseen developments, the Company will be in a dormant state.


       Recent Activities
       -----------------
       During the years from 1982 to 1988, the Company conducted a grass roots reconnaissance exploration program in portions of the Western United States. At April 30, 2002, the Company held three groups of unpatented claims. The Company did not have sufficient cash at August, 31, 2002, to pay the required Federal rentals of $100 per claim to maintain the claims for another year so the claims were dropped.

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

Item 2.  Properties.

	At April 30, 2003, the Company had no mineral prospects or other property, plant and equipment.

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

    The Company knows of no other pending legal proceedings or governmental investigations or proceedings to which the Company is or may be a party.

Item 4.  Submission of Matters to a Vote of Security Holders.

       No matter was submitted during the fourth quarter of the Company's fiscal year ended April 30, 2003, to a vote of shareholders, through the solicitation of proxies or otherwise.

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

       As of April 30, 2003, there were approximately 800 shareholders of record of the Company's common stock.

Item 6.  Selected Financial Data.

                                      Year Ended April 30,
Operating Summary     2003        2002       2001        2000       1999
                      ----        ----       ----        ----       ----
Total income      $     --   $     299   $ 82,322    $  5,049   $ 23,694
Net earnings (loss) (7,493)    (31,308)    11,015     (50,498)   (35,476)
Net earnings (loss)
   per common share     --          --         --          --        --
Balance Sheet                           April 30,
Summary                2003        2002       2001        2000       1999
                       ----        ----       ----        ----       ----
Current assets    $     559  $    6,539  $  37,847    $ 20,832   $ 75,123
Current liabilities      --          --         --          --      3,794
Total assets            559       7,052     38,360      27,345     81,637
Total liabilities        --          --         --          --      3,794
Equity                  559       7,052     38,360      27,345     77,843


Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

       The following discussion should be read in conjunction with the Company's financial statements contained in Item 8 of this report.

Liquidity and Capital Resources
-------------------------------
       At April 30, 2003, the Company had working capital of $559. This is not a sufficient amount of money with which to undertake any significant activity. Therefore, the Company's activities will cease unless some individual or group takes control of the Company and recapitalizes it.

The Company has not engaged in any transaction involving
"derivatives" nor does the Company expect to do so; thus, exposure to the volatility of these investment instruments is nonexistent.

Results of Operations
---------------------

General
-------
       The Company's mining revenues (production royalties and advance minimum royalties except in 2001 when the patented mining claims in the Aurora Mining District were sold for $80,000) were erratic. Historically, the monies received in any one year were a result of new leases signed during a year which were, in turn, a function of fluctuating industry interest in geographic areas in which the Company's prospects were located. Amounts received in any one year were not necessarily predictive of amounts (if any) which may have been received in the future.

Fiscal 2003
-----------
	There were no mining revenues during the year nor were there any unallocated exploration expenses during the year.

	General and administrative expenses decreased some $24,000 primarily due to the cessation of salary payments together with associated payroll tax expense.

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

Item 7A. Market Risk

	Required disclosures concerning market risk are not applicable.

Item 8.  Financial Statements and Supplementary Data.

       Index to Financial Statements and Supplemental Schedules

        INDEPENDENT AUDITOR'S REPORT on Financial Statements for the years ended April 30, 2002 and 2001


       Financial Statements for the Years Ended
           April 30, 2003 (unaudited), 2002, and 2001
           Balance Sheets
           Statements of Operations and Accumulated Deficit
           Statements of Cash Flows
           Notes to Financial Statements

	The Company meets the requirements of Rule 3-11 of Regulation S-X for the year ended April 30, 2003. Therefore the financial statements for that year are unaudited.

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

DALE W. MCGHIE
Reno, Nevada
May 17, 2002

INTERMOUNTAIN RESOURCES, INC.

BALANCE SHEETS
April 30, 2003 (unaudited) and 2002
-----------------------------------------------------------------------------
ASSETS                                             2003        2002
                                                 Unaudited    Audited
                                                 ---------   ---------
Current asset - Cash                             $    559    $  6,539
Mineral Properties (notes 1 and 3)                     --         513
                                                  -------     -------
                                                 $    559    $  7,052
                                                  =======     =======
LIABILITIES AND
STOCKHOLDERS' EQUITY
Contingent liabilities (note 5)                  $     --    $     --
                                                  -------     -------
Stockholders' equity:
   Common stock, par value $.01
   per share.  Authorized
   25,000,000 shares; issued
   and outstanding 13,700,000
   shares.                                       137,000     137,000
   Additional paid-in capital (note 2)         1,352,318   1,351,318
   Accumulated deficit                        (1,488,759) (1,481,266)
                                               ---------   ---------
                                                     559       7,052
                                               ---------   ---------
                                              $      559  $    7,052
                                               =========   =========
The accompanying notes are an integral part of these financial statements.

INTERMOUNTAIN RESOURCES, INC.

STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
For the years ended April 30, 2003 (unaudited), 2002, and 2001
---------------------------------------------------------------------------
                                          2003         2002         2001
                                        Unaudited     Audited      Audited
                                        ---------   -----------  -----------
REVENUES:
Mining revenues                          $    --     $     --    $ 80,000
Interest income                               --          299       2,322
                                         -------      -------      ------
Total                                         --          299      82,322
                                         -------      -------      ------
EXPENSES:
Write down of mineral property               513           --       6,000
Unallocated exploration                       --        2,688       3,860
General                                    6,980       28,919      61,447
                                         -------      -------      ------
Total                                      7,493       31,607      71,307
                                         -------      -------      ------
NET INCOME (LOSS)                         (7,493)     (31,308)     11,015
ACCUMULATED DEFICIT:
  Beginning of year                   (1,481,266)  (1,449,958) (1,460,973)
                                       ---------    ---------   ---------
  End of year                        $(1,488,759) $(1,481,266)$(1,449,958)
                                       =========    =========   =========
NET INCOME (LOSS)
PER COMMON SHARE                     $    --      $    --     $    --
                                      ==========   ==========  ==========
WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING                           13,700,000   13,700,000  13,700,000
                                      ==========   ==========  ==========
The accompanying notes are an integral part of these financial statements.

INTERMOUNTAIN RESOURCES, INC.

STATEMENTS OF CASH FLOWS
For the years ended April 30, 2003 (unaudited), 2002, and 2001
-----------------------------------------------------------------------------
                                       2003       2002         2001
                                    Unaudited    Audited      Audited
                                    ---------    -------      -------
CASH PROVIDED BY
(USED IN) OPERATING
ACTIVITIES:
Net income (loss)                    $( 7,493)  $(31,308)   $ 11,015
Adjustments to reconcile
net income to net cash
provided by operating
activities:

    Write down of mineral property         513        --       6,000
                                        ------    ------      ------
Net cash provided by
(used in) operating
activities                            ( 6,980)   (31,308)     17,015

CASH PROVIDED BY FINANCING ACTIVITY:
Contribution to additional paid-in
  capital by officer (note 2)           1,000         --          --

CASH AND CASH
EQUIVALENTS -
Beginning of year                       6,539     37,847      20,832
                                      -------    -------      ------
End of year                          $    559      6,539      37,847
                                      =======    =======      ======
The accompanying notes are an integral part of these financial statements.

INTERMOUNTAIN RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS
For the years ended April 30, 2003 (unaudited), 2002, and 2001
-----------------------------------------------------------------------------
1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

       Unallocated Exploration Expenses: Expenses incurred in general exploration and evaluation of properties for potential acquisition and cost of completing required assessment work as well as Federal delay rentals were charged to expense unless a property was actually acquired.

       Dividends: In accordance with Nevada Revised Statutes, the Company's dividend policy prohibits payments of dividends in excess of its retained earnings.

2.  GOING CONCERN

       The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company has achieved minimal earnings or incurred operating losses for several years and has minimal working capital at April 30, 2003. These factors, among others, may indicate that the Company may be unable to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and, ultimately, to attain successful operations. Therefore, the Company's activities may be expected to cease during fiscal 2004 unless some individual or group takes control of the Company and recapitalizes it.

	On March 3, 2003, the President of the Company made a $1,000 cash contribution to provide working capital to the Company. The contribution has been credited to additional paid-in capital. No inference should be drawn that the President will make similar contributions in future.

3.  MINERAL PROPERTIES

       The following tabulation shows the mineral prospect inventory of the Company and the capitalized cost associated with each prospect:

                                               2003          2002
                                               ----          ----
       Elizabeth                            $   -        $    476
       Iron Point                               -               1
       MD                                       -              36
                                              -----        ------
       Total                                $   -         $   513
                                              =====        ======
       As with most natural resource prospects, the economic worth of the above assets bears no particular relationship to their recorded cost.

4.  INCOME TAXES

       The Company provides for deferred income taxes on temporary differences between amounts reported for financial statement and income tax purposes.

       The Company's total deferred tax asset and deferred tax liability at April 30, 2003 and 2002 is as follows:

                                                 2003        2002
                                                 ----        ----
        Total deferred tax asset               $ 89,000    $105,000
        Total deferred tax liability                 --          --
                                                -------     -------
                                                 89,000     105,000
        Deferred tax asset valuation allowance ( 89,000)   (105,000)
                                                -------     -------
                                               $     --    $     --
                                                =======     =======

 	 The deferred tax asset as of April 30, 2003 and 2002 resulted from Federal net operating loss carryforwards. For the years ended
	 April 30, 2003 and 2002, $25,000 and $88,000 respectively in Federal net operating losses expired and the losses will continue to expire through the year ending April 30, 2023. As the Company does not anticipate the ability to utilize the net operating losses before they expire, a valuation allowance has been established to offset the net deferred tax asset.

       As mentioned above, the Company has Federal net operating losses from prior years which are available to use to offset taxable income.

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

                             Part III
                             --------
Item 10. Directors and Executive Officers of the Registrant.

       The following table sets forth certain information with respect to the directors and executive officers of the Company:

                                         Period of
                                         Service as
                   Position(s)           an Officer
Name         Age   With the Company      or Director      Term Expires
----         ---   ----------------      -----------      ------------
Lewis W.
 Watson(1)   61    Pres., Treas.         May, 1980 to     Next Annual
                   and Director          date             Meeting

Thomas C.
 Pool        61    Sec. and Director     May, 1980 to     Next Annual
                                         date             Meeting

Maurice O.
 Reiber(1)   72    Director              May, 1980 to     Next Annual
                                         August, 1982;    Meeting
                                         and June, 1984
                                         to date

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

Item 11.  Executive Compensation.

       Compensation paid to Lewis W. Watson during the three years ended April 30, 2003, is set forth in the following tabulation.

       Year                                        Amount
       ----                                        ------
       2003                                       $   -
       2002                                        20,000
       2001                                        40,000

       Pursuant to a resolution of the Board of Directors dated January 1, 1995, Mr. Watson has been compensated at a rate of $40,000 per year subject to the Company's ability to pay. This arrangement has been acceptable to Mr. Watson and is deemed by the Board of Directors to be reasonable for the time and effort expended by him.

       Services performed by the president during the three fiscal years ended in 2003 included quarterly, annual and other periodic filings with Federal and state tax and regulatory authorities and presentation of data on properties and negotiations with prospective lessees and/or purchasers.

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

Item 12.  Security Ownership of Certain Beneficial Owners and
Management.

       Set forth below is certain information as of April 30, 2003, concerning the beneficial ownership of the Company's common stock by those persons known to the Company to be the beneficial owner of more than five percent of the common stock, by its directors and by its officers and directors as a group:

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

Item 14. Controls and Procedures

	The registrant's principal executive officer and principal financial officer (the same individual) have concluded that the registrant's disclosure controls and procedures as of April 30, 2003, are adequate for the level of activity carried on by the registrant. There have been no significant changes in the registrant's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

	The "CERTIFICATION" appended hereto as required by SEC Release No. 33-8124 is in the form "exactly as specified" in that Release. However, the reader of this Form 10-K is cautioned that the registrant has no other certifying officer(s), no consolidated subsidiaries, no unconsolidated subsidiaries, and no audit committee (although the Board of Directors as a whole would fulfill this function on an as needed basis). Additionally, the financial statements for the year ended April 30, 2003, are unaudited and no inference to the contrary should be drawn from the specified language in the "CERTIFICATION".

                                         Part IV
                                         -------
Item 15  Exhibits, Financial Statement Schedules and Reports on
Form 8-K.

       (a) (1) Financial Statements The following financial statements of the Company are included in Part II, Item 8 of this
Report:
Financial Statements for the Years Ended April 30, 2003 (unaudited), 2002, and 2001:
              Balance Sheets
              Statements of Operations and Accumulated Deficit
              Statements of Cash Flows
              Notes to Financial Statements

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
  (12)      Statement re:  Computation of ratios                 None
  (13)      Annual Report to security holders, Form 10-Q or
            quarterly report to security holders                 None
  (16)      Letter re: Change in certifying accountants          None
  (18)      Letter re: Changes in accounting principles          None
  (21)      Subsidiaries of the Registrant                       None
  (22)      Published report regarding matters submitted to
            vote of security holders                             None
  (23)      Consents of experts and counsel                      None
  (24)      Power of Attorney                                    None
  (99)      Additional exhibits                                  None
   (1) Filed with Registration Statement No. 2-69700 (under the Securities Act of 1933) as Exhibits 3.1 and 3.2, respectively and incorporated herein by reference.
   (2) Not required since information is ascertainable from financial statements.
       (b) No reports on Form 8-K were filed by the Company during the three months ended April 30, 2003.

                                       SIGNATURES

       Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                           INTERMOUNTAIN RESOURCES, INC.

July  2, 2003                              By/s/ L. W. Watson
                                           L. W. Watson, President

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Intermountain Resources, Inc. and in the capacities and on the dates indicated.

July  2, 2003                               /s/ L. W. Watson
                                            L. W. Watson, President and
                                            Director (Principal Executive
                                            Officer, Principal Financial
                                            and Accounting Officer)

July   , 2003                               /s/ Thomas C. Pool
                                            Thomas C. Pool, Director

July  2, 2003                               /s/ Maurice O. Reiber
                                            Maurice O. Reiber, Director


July  1, 2003                               /s/ Gerald G. Reiber
                                            Gerald G. Reiber, Director


                            CERTIFICATION

I, L. W. Watson, certify that:

1. I have reviewed this annual report on Form 10-K of Intermountain Resources, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to insure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  July  2, 2003                 /s/L. W. Watson